Form 10-K
period 1998-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST KEPCO SERIES 1997
filed 1999-03-31
CIK 1058926

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ____________________

                                  FORM 10-K

       x      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1998
                                      OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from     to
                        Commission File Number 333-25029
                               _________________

         RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
            (Exact name of registrant as specified in its charter)

                                   NEW YORK
	(State or other jurisdiction of incorporation or organization)

                                  36-7233686
                   (I.R.S. Employer Identification Number)

                2201 Cooperative Way, Herndon, VA 20171-3025
                  (Address of principal executive offices)
	(Registrant's telephone number, including area code, is 703-709-6700)

                             ___________________

	Securities Registered pursuant to Section 12(b) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No

The Registrant has no common or voting stock.

                   DOCUMENTS INCORPORATED BY REFERENCE:

None.

Part I

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         a) There is no established trading market for the certificates representing ownership of the beneficial interest in the Trust.

         b) As of December 31, 1998 there was one record holder of certificates representing ownership of the beneficial interest in the Trust.

Item 8.  Financial Statements and Supplementary Data

         See attached audited financial statements.

Item 9.  Disagreements on Accounting and Financial Disclosure

         None.


Part III

Item 13. Certain Relationships and Related Transactions

         None.

Part IV

Item 14. Exhibits and Financial Statement Schedules and Reports on Form 8-K

         a)   The following documents are filed as part of this report:

                1.    Financial Statements
                      Report of Independent Public Accountants
                      Statements of Assets and Liabilities as of
                               December 31, 1998 and 1997
                      Statement of Income and Expenses for the Years Ended
                               December 31, 1998 and 1997
                      Statement of Cash Flows for the Years Ended
                               December 31, 1998 and 1997
                      Notes to Financial Statements

                2. Financial Statement Schedules are omitted because they are inapplicable.

                3.    Exhibits

                        Exhibit
                        Number     Description of Exhibit

                        4.1 Form of Trust Agreement, including the form of Rural Electric Cooperative Grantor Trust Certificate (incorporated by reference to
                                Exhibit 4.1 to Registration Statement on
                                Form S-1 [No. 333-25029]).

                        4.2     First Amendment to Trust Agreement
                                (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1 [No. 333-25029]).

                        10.1 Loan Agreement dated as of February 15, 1988 between CFC and the Cooperative (including form of Note and Guarantee) (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 [No. 33-16789 filed on August 27, 1987]).

                        10.2 First Amendment to Loan Agreement (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 [No. 333-25029]).

                        10.3 Loan Guarantee and Servicing Agreement, dated as of February 15, 1988, among the Administrator of the RUS, the Cooperative, the Servicer, the Lender and the Trustee (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1
                                [No. 33-16789 filed on August 27, 1987]).

                        10.4 First Amendment to Loan Guarantee and Servicing Agreement (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 [No. 333-25029]).

                        10.5 Remarketing Agreement (incorporated by reference to Exhibit to Registration Statement on Form S-1 [No. 333-25029]).

                        10.6    Swap Agreement (incorporated by reference to
                                Exhibit 10.6 Registration Statement on Form S-1 [No. 333-25029]).

                        10.7 Liquidity Protection (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 [No. 333-25029]).

                        10.8 Form of Standby Certificate Purchase Agreement (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1
                                [No. 333-25029]).

                        27      Financial Data Schedule.

                        99 Morgan Guaranty Trust Company of New York (Swap Counterparty) Financial Information.

         b) Forms 8-K dated December 20, 1998 and June 20, 1998. Semi-annual Reports to Certificate holders dated December 20, 1998 and June 20, 1998.

Supplemental information to be furnished with reports filed pursuant to
Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

         No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificate holders, and the Registrant does not presently contemplate sending any such material subsequent to the filing of this report.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 31st day of March, 1999.


         RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

               By:     NATIONAL RURAL UTILITIES COOPERATIVE
                       FINANCE CORPORATION as Servicer

                       By:     /s/  Sheldon C. Petersen, Governor and
                                    Chief Executive Officer

         RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

         Exhibit Index


         Exhibit
         Number          Description of Exhibit

         27             Financial Data Schedule.

         99             Morgan Guaranty Trust Company of New York
                        (Swap Counterparty) Financial Information.

                      RURAL ELECTRIC COOPERATIVE GRANTOR
                           TRUST (KEPCO) SERIES 1997


            FINANCIAL STATEMENTS AS OF DECEMBER 31, 1998 AND 1997
                   AND FOR THE YEAR ENDED DECEMBER 31, 1998
                 AND FOR THE  PERIOD ENDED DECEMBER 31, 1997
                        TOGETHER WITH AUDITORS' REPORT

                   Report of Independent Public Accountants



To the Trustee of
Rural Electric Cooperative Grantor Trust
        (KEPCO) SERIES 1997, and

To the Board of Directors of
National Rural Utilities Cooperative
        Finance Corporation


We have audited the accompanying statement of assets and liabilities of Rural Electric Cooperative Grantor Trust (KEPCO) SERIES 1997 as of December 31,
1998 and 1997, and the related statement of income and expenses and cash flows for the year ended December 31, 1998 and the period ended December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Electric Cooperative Grantor Trust (KEPCO) SERIES 1997 as of December 31, 1998 and 1997, and its operations and its cash flows for the year ended December 31, 1998 and for the period ended December 31, 1997, in conformity with generally accepted accounting principles.




March 19, 1999
Washington, D. C.

         RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
                      STATEMENT OF ASSETS AND LIABILITIES
                        AS OF DECEMBER 31, 1998 AND 1997


                                           1998                 1997
ASSETS

Interest receivable - KEPCO                $      345,096       $     170,668

Interest receivable - Swap provider               261,092             135,026

Notes receivable                               56,390,000          57,390,000

        Total Assets                       $   56,996,188       $  57,695,694


LIABILITIES

Interest payable-Grantor Trust
        Certificates                       $      261,092       $     135,026

Servicer fees payable                               4,225               2,075

Swap provider interest payable                    340,871             168,593

Rural Electric Cooperative Grantor
        Trust Certificates                     56,390,000          57,390,000

        Total Liabilities                  $   56,996,188       $  57,695,694



The accompanying notes are an integral part of these financial statements.

         RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
                      STATEMENTS OF INCOME AND EXPENSES
                  FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                   FOR THE PERIOD ENDED DECEMBER 31, 1997



                                           1998                 1997
INCOME:

  Interest - Cooperative                   $    4,364,794       $    170,668

  Interest on swap agreement                    3,264,892            135,026

        Total income                       $    7,629,686       $    305,694

EXPENSES:

  Interest to certificate holders          $    3,264,892       $    135,026

  Interest to swap provider                     4,311,347            168,593

  Servicer fees                                    53,447              2,075

        Total expenses                     $    7,629,686        $   305,694

          Net income                       $            -        $         -


The accompanying notes are an integral part of these financial statements.

         RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
                          STATEMENTS OF CASH FLOWS
                FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                 FOR THE PERIOD ENDED DECEMBER 31, 1997


                                           1998                 1997

CASH FLOWS
  FROM OPERATING ACTIVITIES:

  Interest received on note receivable     $  4,190,366         $           -
  Interest received on swap agreement         3,138,826                     -
  Interest paid to certificate holders       (3,138,826)                    -
  Interest paid to swap provider             (4,139,069)                    -
  Fees paid to servicer                         (51,297)                    -

  Net cash provided by operating activities           -                     -

CASH FLOWS
  FROM INVESTING ACTIVITIES:

  Principal payment to
        certificate holders                $  (1,000,000)                   -
  Principal payment on note receivable         1,000,000                    -

   Net cash provided by investing activities           -                    -

NET CHANGE IN CASH                                     -                    -

CASH, beginning of year                                -                    -

CASH, end of year                          $           -        $           -

ACCRUAL TO CASH BASIS
  RECONCILIATION:
  Accrual basis income                     $           -        $           -
  Change in accrual accounts:
     Increase in interest receivable            (300,494)            (305,694)
     Increase in interest payable                126,066              135,026
     Increase in swap provider
        interest payable                         172,278              168,593
     Increase in servicer fees payable             2,150                2,075
       Total change in accrual accounts                -                    -

Net cash provided by
 operating activities                      $           -        $           -

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid during the year for
        interest expense                   $   4,139,069        $           -


The accompanying notes are an integral part of these financial statements.

         RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

                        NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 1998 AND 1997


1.	ORGANIZATION AND OPERATIONS

Rural Electric Cooperative Grantor Trust (KEPCO) SERIES 1997 (the "Trust") was formed under a Trust Agreement dated December 20, 1996 among National Rural Utilities Cooperative Finance Corporation ("CFC"), Kansas Electric Power Cooperative, Inc. (the "Cooperative") and The First National Bank of Chicago (the "Trustee"). The assets of the Trust consist of lender loan notes (the "1997 Note") bearing interest at 7.597% and maturing in 2017.
In addition the Trust also holds certain rights under an interest rate swap agreement (the "Swap Agreement").

Rural Electric Cooperative Grantor Trust (KEPCO) Trusts K-1 and K-2 were created on February 15, 1988 resulting from a refinancing of loans from the Federal Financing Bank ("FFB") which were guaranteed by the Rural Electrification Administration, as predecessor in intent to the Rural Utilities Service ("RUS"). The FFB loans were refinanced through CFC, and in exchange the Cooperative executed lender loan notes (the "Notes") to CFC. CFC then deposited the Notes into separate Trusts. In turn, the Trusts issued to CFC, as depositor of the Trusts, two certificates: Rural Electric Cooperative Grantor Trust (KEPCO) 9.23% Certificates, due 2002 and Rural Electric Cooperative Grantor Trust (KEPCO) 9.73% Certificates, due 2017 (the "Certificates") in the amounts of $11,075,000 and $51,340,000, respectively. The Certificates were not subject to full redemption prior to December 15, 1997. On December 18, 1997, the Notes were refinanced, the outstanding Certificates were redeemed, and Trusts K-1 and K-2 were terminated. The
Notes in the outstanding principal amount of $57,390,000 were then deposited into the Trust. The Trust issued Certificates of beneficial interest (the "Series 1997 Certificates") which bear interest at a variable rate, and which mature in 2017.

In order to mitigate the interest rate risk inherent in the Trust, which held a fixed rate asset (the 1997 Note) and a variable rate obligation, the Cooperative assigned to the Trust certain rights under an interest rate swap agreement (the "Swap Agreement"). The counterparty to the Swap Agreement is Morgan Guaranty Trust Company of New York ("Morgan"). Pursuant to the Swap Agreement, the Trust pays to Morgan a fixed rate of interest on the outstanding notional amount, and Morgan pays the Trust a variable rate of interest on the outstanding notional amount. The structure is designed such that the interest amounts paid by the Cooperative to the Trust are the same amounts paid to Morgan, pursuant to the Swap Agreement, plus the amounts payable to CFC, as servicer. The amounts Morgan pays to the Trust under the Swap Agreement are the same amounts as the interest payable by the Trust to the Certificate holders.

The notional amount of the Swap Agreement (which is not included on the Trust's Statement of Assets and Liabilities) was established at $57,390,000 and declines in amount over time such that the outstanding notional amount is always equal to the outstanding balance of the 1997 Notes and the 1997 Certificates. The Swap Agreement terminates in 2017, but is subject to early termination upon the early redemption of the Certificates.

Payments of principal on the Certificates began in 1998 and will extend over a period of twenty years. The principal payments over the next 5 years and thereafter are as follows:

                                1999                   $    1,100,000
                                2000                        1,200,000
                                2001                        1,400,000
                                2002                        1,350,000
                                2003                        1,700,000
                                Thereafter                 49,640,000

                                Total                   $  56,390,000

The Certificates are subject to redemption at any time at the remaining principal amount plus accrued interest. The principal payments received on the note receivable from the Cooperative coincide with the payments due to the certificate holders.

Each Certificate represents an undivided fractional interest in the Trust. CFC is the depositor of the Trust and acts as servicer of the Note.

Because of the structure of the refinancing, the credit behind the Series 1997 Certificates will be bifurcated. First, Series 1997 certificate holders will look to the guarantee provided by the United States of America for payment of principal, which will continue to be distributed to Series 1997 certificate holders each December 15. Second, Series 1997 certificate holders will look to the credit of Morgan with regard to the variable rate payments of interest to be made monthly on the Series 1997 Certificates. If Morgan fails to make any variable rate payments when due and the Swap Agreement terminates without replacement of an alternate swap agreement, amounts received by the Trustee representing fixed interest rate payments under the note receivable, will become payable to the Series 1997 certificate holders. CFC's servicer fee will continue to be paid by the cooperative.

2.	TAX STATUS OF THE TRUST

Vinson & Elkins, Counsel to the Cooperative, has advised CFC with respect to the Trust that, in its opinion, (i) the Trust will not be classified as an association taxable as a corporation, but will beclassified as a grantor trust and (ii) each certificate holder will be treated for Federal income tax purposes as the owner of an undivided fractional interest in each of the assets held by the Trust.


It is expected that the Trust will not have any liability for federal or state income taxes for the current or future years.

3.	INTEREST AND SERVICER FEE ACCOUNTING

The Trust records interest income as it is earned and accrues interest
expense and servicer fees as they are incurred.   Servicer fees represent
9.3 basis points of the outstanding principal balance of the Certificates and the Note and recognition of conversion fees over the life of the loan.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Use Of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Trust. With regards to the fair values below, actual amounts could differ from these estimates.

The following disclosure of the estimated fair value of financial instruments is made in accordance with FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 1998 and 1997 along with other valuation methodologies which are summarized below. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 1998 and 1997.

The carrying amounts reported for interest receivable, interest payable, and servicer fees payable approximate fair values due to the short-term maturity of these instruments.

Note Receivable

Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Rural Electric Cooperative Grantor Trust Certificates

The trust certificates pay a variable rate of interest that is reset weekly, and as such are considered to be carried at fair value.

The carrying and estimated fair values of the Trust's financial instruments as of December 31, 1998 and 1997 are as follows:

Swap Agreement

The fair market value is estimated as the amount the Trust would pay to terminate the agreement, taking into account the current market rate of interest.

                                           1998                                1997
                                 Carrying           Fair             Carrying          Fair
                                   Value            Value              Value          Value

Assets:
Interest receivable            $    606,188     $     606,188     $    305,694     $    305,694
Note receivable                $ 56,390,000     $  64,323,332     $ 57,390,000     $ 64,524,167

Liabilities:
Interest payable - Grantor
  Trust Certificates           $    261,092     $     261,092     $    135,026     $    135,026
Servicer fees payable                 4,225             4,225            2,075            2,075
Swap provider interest payable      340,871           340,871          168,593          168,593
Rural Electric Cooperative
  Grantor Trust Certificates   $ 56,390,000     $  56,390,000     $ 57,390,000     $ 57,390,000

Off-Balance Sheet Instruments:
  Swap Agreements                          -       (7,932,544)               -       (4,579,001)

