Form 10-K
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST KEPCO SERIES 1997
filed 2000-03-31
CIK 1058926

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                            ____________________

                                FORM 10-K

        x       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1999

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

                                Applied For
                               (36-7233686)

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

          b) As of December 31, 1999 there was one record holder of certificates representing ownership of the beneficial interest in the Trust.


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

          None.

Part IV

Item 14.  Exhibits and Financial Statement Schedules and Reports
          On Form 8-K

          The following documents are filed as part of this report:

               1.   Financial Statements
                    Report of Independent Public Accountants
                    Statement of Assets and Liabilities as of
                        December 31,  1999 and 1998
                    Statement of Income and Expenses for the Year Ended
                        December 31, 1999, 1998 and 1997
                    Statement of Cash Flows for the Year Ended
                        December 31, 1999, 1998 and 1997
                    Notes to Financial Statements

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

                       10.5 Remarketing Agreement (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 [No. 333-25029]).

                       10.6 Swap Agreement (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 [No. 333-25029]).

                       10.7 Liquidity Protection (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 [No. 333-25029]).

                       10.8 Form of Standby Certificate Purchase Agreement (incorporated by reference to
                                   Exhibit 10.8 to Registration Statement on
                                   Form S-1 [No. 333-25029]).

                       27          Financial Data Schedule.

                       99 Morgan Guaranty Trust Company of New York (Swap Counterparty) Financial Information.

          b) Forms 8-K dated December 20, 1999 and June 20, 1999.
             Semi-annual Reports to Certificateholders dated December 20, 1999 and June 20, 1999.

Supplemental information to be furnished with reports filed pursuant to
Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.


	No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders, and the Registrant does not presently contemplate sending any such material subsequent to the filing of this report.


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 31st day of March, 2000.


	RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

                    By:     NATIONAL RURAL UTILITIES COOPERATIVE
                            FINANCE CORPORATION as Servicer

                            By:
                                   /s/ Sheldon C. Petersen
                                   Governor and Chief Executive Officer

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


Exhibit
Number       Description of Exhibit

27           Financial Data Schedule.

99 Morgan Guaranty Trust Company of New York (Swap Counterparty) Financial Information.

                      RURAL ELECTRIC COOPERATIVE GRANTOR
                          TRUST (KEPCO) SERIES 1997


          FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999, 1998 AND 1997
                        TOGETHER WITH AUDITORS' REPORT

                   Report of Independent Public Accountants



To the Trustee of
Rural Electric Cooperative Grantor Trust
        (KEPCO) SERIES 1997, and

To the Board of Directors of
National Rural Utilities Cooperative
        Finance Corporation


We have audited the accompanying statements of assets and liabilities of Rural Electric Cooperative Grantor Trust (KEPCO) SERIES 1997 (the "Trust") as of December 31, 1999 and 1998, and the related statements of income and expenses and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Electric Cooperative Grantor Trust (KEPCO) SERIES 1997 as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31,1999, in conformity with accounting principles generally accepted in the United States.



Vienna, VA
March 17, 2000

          RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
                        STATEMENTS OF ASSETS AND LIABILITIES
                          AS OF DECEMBER 31, 1999 AND 1998




                                                   1999           1998
ASSETS

Interest receivable - KEPCO                   $   303,361      $   345,096

Interest receivable - Swap provider               309,169          261,092

Notes receivable                               55,290,000       56,390,000

        Total Assets                          $55,902,530      $56,996,188




LIABILITIES

Interest payable-Grantor Trust Certificates   $   309,169      $   261,092

Servicer fees payable                               3,714            4,225

Swap provider interest payable                    299,647          340,871

Rural Electric Cooperative
        GrantorTrust Certificates              55,290,000       56,390,000

        Total Liabilities                     $55,902,530      $56,996,188


   The accompanying notes are an integral part of these financial statements.

          RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
                       STATEMENTS OF INCOME AND EXPENSES
                FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997




                                  1999              1998            1997

INCOME:

  Interest on note receivable   $4,277,913       $4,364,794       $170,668

  Interest on swap agreement     3,008,729        3,264,892        135,026

          Total Income           7,286,642        7,629,686        305,694

EXPENSES:

  Interest to
      certificate holders        3,008,729        3,264,892        135,026

  Interest to swap provider      4,225,544        4,311,347        168,593

  Servicer fees                     52,369           53,447          2,075

        Total Expenses           7,286,642        7,629,686        305,694

          Net Income             $        -       $        -      $      -


  The accompanying notes are an integral part of these financial statements.


        RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
                          STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                       1999            1998            1999
CASH FLOWS FROM OPERATING ACTIVITIES:

  Interest received on note receivable             $ 4,307,748     $ 4,190,366      $         -
  Interest received on swap agreement                2,960,652       3,138,826                -
  Interest paid to certificate holders              (2,960,652)     (3,138,826)               -
  Interest paid to swap provider                    (4,255,014)     (4,139,069)               -
  Fees paid to servicer                                (52,734)        (51,297)               -

  Net cash provided by operating activities                 -                -                -

CASH FLOWS
  FROM INVESTING ACTIVITIES:

  Principal payment to certificate holders          (1,100,000)     (1,000,000)               -
  Principal payment on note receivable               1,100,000       1,000,000                -

  Net cash provided by investing activities                  -               -                -

NET CHANGE IN CASH                                           -               -                -

CASH, beginning of year                                      -               -                -

CASH, end of year                                  $         -     $         -      $         -

ACCRUAL TO CASH BASIS RECONCILIATION:

  Accrual basis income                             $         -     $         -      $         -
  Change in accrual accounts:
     Increase in interest receivable                    (6,342)       (300,494)        (305,694)
     Increase in interest payable                       48,077         126,066          135,026
     (Decrease)/increase in swap
                 provider interest payable             (41,224)        172,278          168,593
     (Decrease)/Increase in
                 servicer fees payable                    (511)          2,150            2,075

       Total change in accrual accounts                      -               -                -

   Net cash provided by operating activities       $         -      $        -      $         -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest expense     $4,255,014       $4,139,069      $         -

  The accompanying notes are an integral part of these financial statements.

          RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
                        NOTES TO FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 1999 AND 1998


1.     ORGANIZATION AND OPERATIONS

        Rural Electric Cooperative Grantor Trust (KEPCO) SERIES 1997 (the "Trust") was formed under a Trust Agreement dated December 20, 1996 among National Rural Utilities Cooperative Finance Corporation ("CFC"), Kansas Electric Power Cooperative, Inc. (the "Cooperative") and The First National Bank of Chicago (the "Trustee"). The assets of the Trust consist of lender loan notes (the "1997 Note") bearing interest at 7.597% and maturing in 2017. In addition, the Trust also holds certain rights under an interest rate swap agreement (the
        "Swap Agreement").

        Rural Electric Cooperative Grantor Trust (KEPCO) Trusts K-1 and K-2 were created on February 15, 1988 resulting from a refinancing of loans from the Federal Financing Bank ("FFB") which were guaranteed by the Rural Electrification Administration, as predecessor in intent To the Rural Utilities Service ("RUS"). The FFB loans were refinanced through CFC and in exchange the Cooperative executed lender loan notes (the "Notes") to CFC. CFC then deposited the Notes into separate Trusts. In turn, the Trusts issued to CFC, as depositor of the Trusts, two certificates: Rural Electric Cooperative Grantor Trust (KEPCO) 9.23% Certificates, due 2002 and Rural Electric Cooperative Grantor Trust (KEPCO) 9.73% Certificates, due 2017 (the "Certificates") in the amounts of $11,075,000 and $51,340,000, respectively. The Certificates were not subject to full redemption prior to December 15, 1997. On December 18, 1997, the Notes were refinanced, the outstanding Certificates were redeemed, and Trusts K-1 and K-2 were terminated. The Notes in the outstanding principal amount of $57,390,000 were then deposited into the Trust. The Trust issued Certificates of beneficial interest (the "Series 1997 Certificates") which bear interest at a variable rate, mature in 2017 and are guaranteed by RUS.

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

        The notional amount of the Swap Agreement (which is not included on the Trust's Statements of Assets and Liabilities) was established at $57,390,000 and declines in amount over time such that the outstanding notional amount is always equal to the outstanding balance of the 1997 Notes and the 1997 Certificates. The Swap Agreement terminates in 2017, but is subject to early termination upon the early redemption of the Certificates.

        Derivative Financial Instruments

        The KEPCO Trust is neither a dealer nor a trader in derivative financial instruments. The Trust uses interest rate and currency exchange agreements to manage its interest rate risk. The Trust accounts for these agreements on an accrual basis. The Trust does not value the interest rate exchange agreements on its balance sheet, but values the underlying hedged debt at cost. The Trust does not recognize a gain or loss on these agreements, but includes the difference between the interest rate paid and interest rate received in the overall cost of funding. No agreement to which the Trust was a party has been terminated early. In the event that an agreement were terminated early, the Trust would record the fee paid or received due to the early termination as part of the overall cost of funding.

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as an asset or liability in the statement of financial position and recorded at fair value. The statement was originally effective for all fiscal years beginning after June 15, 1999. The FASB has amended the statement to be effective for all fiscal years beginning after June 15, 2000. The Trust will be required to implement this statement as of June 1, 2001. The Trust has not yet determined the impact of implementing this statement on its overall financial position.

        Grantor Trust Certificates
        Principal payments on the Certificates began in 1998 and will extend over a period of twenty years. The principal payments over the next 5 years and thereafter are as follows:

                  2000          $  1,200,000
                  2001             1,400,000
                  2002             1,350,000
                  2003             1,700,000
                  2004             1,900,000
                  Thereafter      47,740,000

                  Total          $55,290,000

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


2.      TAX STATUS OF THE TRUST

        Vinson & Elkins, Counsel to the Cooperative, has advised CFC with respect to the Trust that, in its opinion, (i) the Trust will not be classified as an association taxable as a corporation, but will be classified as a grantor trust and (ii) each certificate holder will be treated for Federal income tax purposes as the owner of an undivided fractional interest in each of the assets held by the Trust.

        It is expected that the Trust will not have any liability for Federal or state income taxes for the current or future years.

3.      INTEREST AND SERVICER FEE ACCOUNTING

        The Trust records interest income as it is earned and accrues
        interest expense and servicer fees as they are incurred.   Servicer
        fees represent 9.3 basis points of the outstanding principal balance of the Certificates and the Note and recognition of conversion fees occurs over the life of the loan.

4.      FAIR VALUE OF FINANCIAL INSTRUMENTS

        Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Trust. With regards to the fair values below, actual amounts could differ from these estimates.

        The following disclosure of the estimated fair value of financial instruments is made in accordance with Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 1999 and 1998 along with other valuation methodologies which are summarized below. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 1999 and 1998.

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

        The carrying and estimated fair values of the Trust's financial instruments as of December 31, 1999 and 1998 are as follows:


                                            1999                         1998
                                 Carrying          Fair         Carrying           Fair
                                   Value           Value          Value            Value

Assets:
Interest receivable             $   612,530     $   612,530      $   606,188     $   606,188
Note receivable                  55,290,000      56,120,421       56,390,000     $64,323,332


Liabilities:
Interest payable - Grantor
  Trust Certificates                309,169         309,169          261,092     $   261,092
Servicer fees payable                 3,714           3,714            4,225           4,225
Swap provider interest payable      299,647         299,647          340,871         340,871
Rural Electric Cooperative
  Grantor Trust Certificates     55,290,000      55,290,000       56,390,000     $56,390,000

Off-Balance Sheet Instruments:
  Swap Agreements                         -     $  (621,081)               -     $(7,932,544)
