Form 10-K
period 2000-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST KEPCO SERIES 1997
filed 2001-03-29
CIK 1058926

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 333-25029

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
(Exact name of registrant as specified in its charter)

NEW YORK
(State or other jurisdiction of incorporation or organization)

(36-7233686)
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

Yes X No __

The Registrant has no common or voting stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Part I

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters

	a)	There is no established trading market for the certificates representing ownership of the beneficial interest in the Trust.

	b)	As of December 31, 2000 there was one record holder of certificates representing ownership of the beneficial interest in the Trust.

Item 8.	Financial Statements and Supplementary Data

See attached audited financial statements.

Item 9.	Disagreements on Accounting and Financial Disclosure

None.

Part III

Item 13.	Certain Relationships and Related Transactions

None.

Part IV

Item 14.	Exhibits and Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

	1.	Financial Statements
Report of Independent Public Accountants
Statement of Assets and Liabilities as of December 31, 2000 and 1999
Statement of Income and Expenses for the Year Ended December 31, 2000, 1999 and 1998
Statement of Cash Flows for the Year Ended December 31, 2000, 1999 and 1998
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

		10.4	First Amendment to Loan Guarantee and Servicing Agreement (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 [No. 333-25029]).
		10.5	Remarketing Agreement (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 [No. 333-25029]).
		10.6	Swap Agreement (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 [No. 333-25029]).
		10.7	Liquidity Protection (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 [No. 333-25029]).
		10.8	Form of Standby Certificate Purchase Agreement (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 [No. 333-25029]).
		99	Morgan Guaranty Trust Company of New York (Swap Counterparty) Financial Information.

	b)	Forms 8-K dated December 20, 2000 and June 20, 2000.
Semi-annual Reports to Certificateholders dated December 20, 2000 and June 20, 2000.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 29th day of March, 2001.

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

RURAL ELECTRIC COOPERATIVE GRANTOR
TRUST (KEPCO) SERIES 1997

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000 AND 1999
TOGETHER WITH AUDITORS' REPORT

Report of Independent Public Accountants

To the Trustee of
Rural Electric Cooperative Grantor Trust
(KEPCO) SERIES 1997, and

To the Board of Directors of
National Rural Utilities Cooperative
Finance Corporation

We have audited the accompanying statement of assets and liabilities of Rural Electric Cooperative Grantor Trust (KEPCO) SERIES 1997 (the "Trust") as of December 31, 2000 and 1999, and the related statements of income and expenses and cash flows for each of the three years ended December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Electric Cooperative Grantor Trust (KEPCO) SERIES 1997 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Vienna, Virginia

March 9, 2001

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF ASSETS AND LIABILITIES
AS OF DECEMBER 31, 2000 AND 1999

ASSETS	2000	1999

Interest receivable - KEPCO	$ 319,606	$ 303,361

Interest receivable - Swap provider	262,468	309,169

Notes receivable	54,090 ,000	55,290 ,000

Total Assets	$ 54,672,074	$ 55,902,530

LIABILITIES	2000	1999

Interest payable-Grantor Trust Certificates	$ 262,468	$ 309,169

Swap provider interest payable	3,913	3,714

Servicer fees payable	315,693	299,647

Rural Electric Cooperative Grantor Trust Certificates	54,090 ,000	55,290 ,000

Total Liabilities	$ 54,672,074	$ 55,902,530

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF INCOME AND EXPENSES
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

	2000	1999	1998

INCOME:
Interest on note receivable	$ 4,193,291	$ 4,277,913	$ 4,364,794

Interest on swap agreement	3,584,361	3,008,729	3,264,892

Total Income	7,777,652	7,286,642	7,629,686

EXPENSES:
Interest to certificate holders	3,584,361	3,008,729	3,264,892

Interest to swap provider	4,141,958	4,225,544	4,311,347

Servicer fees	51,333	52,369	53,447

Total Expenses	7,777,652	7,286,642	7,629,686

N et Income	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received on note receivable	$ 4,177,046	$ 4,307,748	$ 4,190,366
Interest received on swap agreement	3, 631,062	2,960,652	3,138,826
Interest paid to certificateholders	(3,631,062)	(2,960,652)	(3,138,826)
Interest paid to swap providers	(4,125,912)	(4,255,014)	(4,139,069)
Fees paid to servicer	(51,134)	(52,734)	(51,297)

Net cash provided by operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payment to certificateholders	(1,200,000)	(1,100,000)	(1,000,000)
Principal payment on note receivable	1,200,000	1,100,000	1,000,000

Net cash provided by investing activities	-	-	-

NET CHANGE IN CASH	-	-	-
CASH, beginning of year	-	-	-
CASH, end of year	$ -	$ -	$ -

ACCRUAL TO CASH BASIS RECONCILIATION:
Accrual basis income	$ -	$ -	$ -
Change in accrual accounts:
( Increase)/Decrease in interest receivable	30,456	(6,342)	(300,494)
(Decrease)/Increase in interest payable	(46,701)	48,077	126,066
(Decrease)/Increase in swap provider interest payable	16,046	(41,224)	172,278
Increase/(Decrease) in servicer fees payable	199	(511)	2,150

Total change in accrual accounts	-	-	-

Net cash provided by operating activities	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:	-	-	-

Cash paid during the year for interest expense	$ 4, 125,912	$ 4, 255,014	$ 4, 139,069

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000 AND 1999

1. ORGANIZATION AND OPERATIONS

Rural Electric Cooperative Grantor Trust (KEPCO) SERIES 1997 (the "Trust") was formed under a Trust Agreement dated December 20, 1996 among National Rural Utilities Cooperative Finance Corporation ("CFC"), Kansas Electric Power Cooperative, Inc. (the "Cooperative") and Bank One, formerly The First National Bank of Chicago (the "Trustee"). The assets of the Trust consist of lender loan notes (the "1997 Note") bearing interest at 7.597% and maturing in 2017. In addition, the Trust also holds certain rights under an interest rate swap agreement (the "Swap Agreement").

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

In order to mitigate the interest rate risk inherent in the Trust, which held a fixed rate asset (the 1997 Note) and a variable rate obligation, the Cooperative assigned to the Trust certain rights under the Swap Agreement. The counterparty to the Swap Agreement is Morgan Guaranty Trust Company of New York ("Morgan"). Pursuant to the Swap Agreement, the Trust pays to Morgan a fixed rate of interest on the outstanding notional amount, and Morgan pays the Trust a variable rate of interest on the outstanding notional amount. The structure is designed such that the interest amounts paid by the Cooperative to the Trust are the same amounts paid to Morgan, pursuant to the Swap Agreement, plus the amounts payable to CFC, as servicer. The amounts Morgan pays to the Trust under the Swap Agreement are the same amounts as the interest payable by the Trust to the Certificateholders.

The notional amount of the Swap Agreement (which is not included on the Trust's Statements of Assets and Liabilities) was established at $57,390,000 and declines in amount over time such that the outstanding notional amount is always equal to the outstanding balance of the Series 1997 Notes and the Series 1997 Certificates. The Swap Agreement terminates in 2017, but is subject to early termination upon the early redemption of the Certificates.

Derivative Financial Instruments

The KEPCO Trust is neither a dealer nor a trader in derivative financial instruments. The Trust uses interest rate agreements to manage its interest rate risk. The Trust accounts for these agreements on an accrual basis. The Trust does not value the interest rate exchange agreements on its balance sheet, but values the underlying hedged debt at cost. The Trust does not recognize a gain or loss on these agreements, but includes the difference between the interest rate paid and interest rate received in the overall cost of funding. No agreement to which the Trust was a party has been terminated early. In the event that an agreement were terminated early, the Trust would record the fee paid or received due to the early termination as part of the overall cost of funding.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as an asset or liability in the statement of financial position and recorded at fair value. The statement was originally effective for all fiscal years beginning after June 15, 1999. The FASB has amended the statement to be effective for all fiscal years beginning after June 15, 2000. The Trust will implement this statement effective January 1, 2001. The company has determined that the interest rate swap is an effective cashflow hedge under SFAS No. 133. The implementation of this statement requires the Trust to record the swap at its fair value, with a corresponding entry to other comprehensive income.  In future periods, changes in the fair value will be recorded as an adjustment to the value of the swap on the balance sheet with a corresponding entry to other comprehensive income. Any ineffectiveness, which is not expected to be material, would be recorded in the income statement.  In accordance with the transition provision of SFAS No. 133, the company recorded a cumulative effect type transition adjustment of  $4,628,105 in earnings to recognize at fair value the interest rate swap as a cashflow hedge.

Grantor Trust Certificates

Principal payments on the Certificates began in 1998 and will extend over a period of twenty years. The principal payments over the next 5 years and thereafter are as follows:

2001	$ 1,400,000
2002	1,350,000
2003	1,700,000
2004	1,900,000
2005	2,100,000
Thereafter	45,640,000

Total	$54,090,000

The Certificates are subject to redemption at any time at the remaining principal amount plus accrued interest. The principal payments received on the Note from the Cooperative coincide with the payments due to the certificateholders.

Each Certificate represents an undivided fractional interest in the Trust. CFC is the depositor of the Trust and acts as servicer of the Note.

Because of the structure of the refinancing, the credit behind the Series 1997 Certificates will be bifurcated. First, Series 1997 certificate holders will look to the guarantee provided by the United States of America for payment of principal, which will continue to be distributed to Series 1997 certificate holders each December 15. Second, Series 1997 certificate holders will look to the credit of Morgan with regard to the variable rate payments of interest to be made monthly on the Series 1997 Certificates. If Morgan fails to make any variable rate payments when due and the Swap Agreement terminates without replacement of an alternate swap agreement, amounts received by the Trustee representing fixed interest rate payments under the Note, will become payable to the Series 1997 certificate holders. CFC's servicer fee will continue to be paid by the cooperative.

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

3. INTEREST AND SERVICER FEE ACCOUNTING

The Trust records interest income as it is earned and accrues interest expense and servicer fees as they are incurred. Servicer fees represent 9.3 basis points of the outstanding principal balance of the Certificates and the Note.

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

The following disclosure of the estimated fair value of financial instruments is made in accordance with SFAS, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 2000 and 1999 along with other valuation methodologies. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 2000 and 1999.

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

Rural Electric Cooperative Grantor Trust Certificates

The Certificates pay a variable rate of interest that is reset weekly, and as such are considered to be carried at fair value.

Swap Agreement

The fair market value is estimated as the amount the Trust would pay to terminate the Swap Agreement, taking into account the current market rate of interest.

The carrying and estimated fair values of the Trust's financial instruments as of December 31, 2000 and 1999 are as follows:

	2000		1999
	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Interest receivable	$ 582,074	$ 582,074	$ 612,530	$ 612,530
Note receivable	54,090,000	59,721,548	55,290,000	56,120,421

Liabilities:
Interest payable - Grantor
Trust Certificates	262,468	262,468	309,169	309,169
Servicer fees payable	3,913	3,913	3,714	3,714
Swap provider interest payable	315,693	315,693	299,647	299,647
Rural Electric Cooperative
Grantor Trust Certificates	54,090,000	54,090,000	55,290,000	55,290,000

Off-Balance Sheet Instruments:
Swap Agreements	-	4,628,105	-	(621,081)