Form 10-K
period 2001-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST KEPCO SERIES 1997
filed 2002-04-01
CIK 1058926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Part I

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters

	a)	There is no established trading market for the certificates representing ownership of the beneficial interest in the Trust.

	b)	As of December 31, 2001 there was one record holder of certificates representing ownership of the beneficial interest in the Trust.

Item 8.	Financial Statements and Supplementary Data

See attached audited financial statements.

Item 9.	Disagreements on Accounting and Financial Disclosure

None.

Part III

Item 13.	Certain Relationships and Related Transactions

None.

Part IV

Item 14.	Exhibits and Financial Statement Schedules and Reports on Form 8-K

	a)	The following documents are filed as part of this report:

	1.	Financial Statements
Report of Independent Public Accountants
Statement of Assets and Liabilities as of December 31, 2001 and 2000
Statement of Income and Expenses for the Year Ended December 31, 2001, 2000 and 1999
Statement of Changes in Equity for the Year Ended December 31, 2001
Statement of Cash Flows for the Year Ended December 31, 2001, 2000 and 1999
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

		10.4	First Amendment to Loan Guarantee and Servicing Agreement (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 [No. 333-25029]).

		10.5	Remarketing Agreement (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 [No. 333-25029]).

		10.6	Swap Agreement (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 [No. 333-25029]).

		10.7	Liquidity Protection (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 [No. 333-25029]).

		10.8	Form of Standby Certificate Purchase Agreement (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 [No. 333-25029]).

		99	J. P. Morgan Chase Bank (successor to Morgan Guaranty Trust Company of New York) (Swap Counterparty) Financial Information.

		99.1	Representation Letter from Arthur Andersen LLP

	b)	Forms 8-K dated December 20, 2001 and June 20, 2001.
Semi-annual Reports to Certificateholders dated December 20, 2001 and June 20, 2001.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 1st day of April 2002.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

By:	NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION as Servicer

	By:	/s/ Sheldon C. Petersen
Sheldon C. Petersen, Governor and
Chief Executive Officer

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

Exhibit Index

Exhibit
Number	Description of Exhibit

99	J. P. Morgan Chase Bank (successor to Morgan Guaranty Trust Company of New York) (Swap Counterparty) Financial Information.

RURAL ELECTRIC COOPERATIVE GRANTOR
TRUST (KEPCO) SERIES 1997

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001 AND 2000
TOGETHER WITH AUDITORS' REPORT

Report of Independent Public Accountants

To the Trustee of
Rural Electric Cooperative Grantor Trust
(KEPCO) SERIES 1997, and

To the Board of Directors of
National Rural Utilities Cooperative
Finance Corporation

We have audited the accompanying statements of assets and liabilities of Rural Electric Cooperative Grantor Trust (KEPCO) SERIES 1997 (the "Trust") as of December 31, 2001 and 2000,  the related statements of income and expenses and cash flows for each of the three years in the period ended December 31, 2001, and the statement of changes in equity for the year ended December 31, 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Electric Cooperative Grantor Trust (KEPCO) SERIES 1997 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the financial statements, effective January 1, 2001, the Trust changed its method of accounting for derivative instruments and hedging activities.

Vienna, Virginia
March 27, 2002

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF ASSETS AND LIABILITIES
AS OF DECEMBER 31, 2001 AND 2000

ASSETS	2001	2000

Interest receivable -KEPCO	$303,464	$319,606

Interest receivable - Swap provider	80,502	262,468

Note receivable	52,690,000	54,090,000

Total assets	$53,073,966	$54,672,074

LIABILITIES & EQUITY

Interest payable-Grantor Trust Certificates	$80,502	$262,468

Servicer fees payable	3,715	3,913

Swap provider interest payable	299,749	315,693

Rural Electric Cooperative Grantor Trust Certificates	52,690,000	54,090,000

SFAS 133 liability	7,372,416	-

Total liabilities	60,446,382	54,672,074

Equity

Retained deficit	(11,880,733)	-

Accumulated other comprehensive income	4,508,317	-

Total equity	(7,372,416)	-

Total liabilities & equity	$53,073,966	$54,672,074

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF INCOME AND EXPENSES
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

INTEREST INCOME:

Interest on note receivable	$4,104,490	$4,193,291	$4,277,913

Interest on swap agreement	2,182,800	3,584,361	3,008,729

Total Income	6,287,290	7,777,652	7,286,642

COST OF FUNDS:

Interest to certificate holders	2,182,800	3,584,361	3,008,729

Interest to swap provider	4,054,244	4,141,958	4,225,544

Servicer fees	50,246	51,333	52,369

Total expenses	6,287,290	7,777,652	7,286,642

Operating income	-	-	-

SFAS 133 adjustment	(11,880,733)	-	-

Net loss	$(11,880,733)	$-	$-

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Accumulated
Other
Retained	Comprehensive	Total
Deficit	Income	Equity

Balance as of 12/31/00	$-	$-	$-

Other Comprehensive Income:
				Comprehensive
Cumulative change in				Income
accounting principle	-	4,628,105	4,628,105	$4,628,105

Amortization	-	(119,788)	(119,788)	(119,788)

Net loss	(11,880,733)	-	(11,880,733)	(11,880,733)

Balance as of 12/31/01	$(11,880,733)	$4,508,317	$(7,372,416)	$(7,372,416)

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(11,880,733)	$-	$-

Change in accrual accounts:
Decrease/(Increase) in interest receivable	198,108	30,456	(6,342)
Increase in SFAS 133 liability	11,880,733
(Decrease)/Increase in interest payable	(181,966)	(46,701)	48,077
(Decrease)/Increase in swap provider interest payable	(15,944)	16,046	(41,224)
Increase/(Decrease) in servicer fees payable	(198)	199	(511)

Total change in accrual accounts	11,880,733	-	-

Net cash provided by operating activities	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:	-	-	-

Cash paid during the year for interest expense	4,070,188	$4,125,912	$4,255,014

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001 AND 2000

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

In order to mitigate the interest rate risk inherent in the Trust, which held a fixed rate asset (the 1997 Note) and a variable rate obligation, the Cooperative assigned to the Trust certain rights under the Swap Agreement. The counterparty to the Swap Agreement is J. P. Morgan Chase Bank ("Morgan") (successor to Morgan Guaranty Trust Company of New York). Pursuant to the Swap Agreement, the Trust pays to Morgan a fixed rate of interest on the outstanding notional amount, and Morgan pays the Trust a variable rate of interest on the outstanding notional amount. The structure is designed such that the interest amounts paid by the Cooperative to the Trust are the same amounts paid to Morgan, pursuant to the Swap Agreement, plus the amounts payable to CFC, as servicer. The amounts Morgan pays to the Trust under the Swap Agreement are the same amounts as the interest payable by the Trust to the Certificateholders.

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

	Derivative Financial Instruments

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 199, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -an amendment of SFAS No. 133. These statements establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific accounting criteria are met and the hedge is considered to be highly effective. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in earnings or be recorded in other comprehensive income, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The statement is effective for all fiscal years beginning after June 15, 2000. The Trust implemented this statement as of January 1, 2001.

On January 1, 2001, as a transition adjustment, the Trust recorded an asset of $4,628,105 with a corresponding credit to other comprehensive income to place the interest rate exchange agreement on the balance sheet at fair value. The interest rate exchange agreement was not designated as a hedge on January 1, 2001, thus all changes in its fair value subsequent to January 1, 2001 were recorded through earnings. At December 31, 2001, to record the changes in fair value during the year, the Trust recorded a liability of $7,372,416, a loss of $11,880,733 and had a comprehensive income balance of $4,508,317. The loss of $11,880,733 includes the amortization of $119,788 of the transition adjustment. A total of $115,510 will be amortized over the next twelve months. The transition adjustment will be amortized over the life of the interest rate exchange agreement, which matures on December 4, 2017.

There is no tax impact associated with the SFAS No. 133 entries. The Trust is a pass-through and does not earn any income or generate any cashflow. In the event that the interest rate exchange agreement is broken, KEPCO is required to reimburse the Trust for any cost associated with such event. Thus the Trust will not generate any income, loss or cashflow even if the interest rate agreement were to be broken.

	Grantor Trust Certificates

	Principal payments on the Certificates began in 1998 and extend over a period of twenty years. The principal payments over the next 5 years and thereafter are as follows:

	2002	$ 1,350,000
	2003	1,700,000
	2004	1,900,000
	2005	2,100,000
	2006	2,300,000
	Thereafter	43,340,000

	Total	$52,690,000

The Certificates are subject to redemption at any time at the remaining principal amount plus accrued interest. The principal payments received on the Note from the Cooperative coincide with the payments due to the certificate holders.

Each Certificate represents an undivided fractional interest in the Trust. CFC is the depositor of the Trust and acts as servicer of the Note.

Because of the structure of the refinancing, the credit behind the Series 1997 Certificates will be bifurcated. First, Series 1997 certificate holders will look to the guarantee provided by the United States of America for payment of principal, which will continue to be distributed to Series 1997 certificate holders each December 15. Second, Series 1997 certificateholders will look to the credit of Morgan with regard to the variable rate payments of interest to be made monthly on the Series 1997 Certificates. If Morgan fails to make any variable rate payments when due and the Swap Agreement terminates without replacement of an alternate swap agreement, amounts received by the Trustee representing fixed interest rate payments under the Note, will become payable to the Series 1997 certificate holders. CFC's servicer fee will continue to be paid by the cooperative.

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

The following disclosure of the estimated fair value of financial instruments is made in accordance with SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 2001 and 2000 along with other valuation methodologies. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 2001 and 2000.

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

The carrying and estimated fair values of the Trust's financial instruments as of December 31, 2001and 2000 are as follows:

	2001		2000
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets:
Interest receivable	$383,966	$383,966	$582,074	$582,074
Note receivable	52,690,000	56,503,030	54,090,000	59,721,548

Liabilities:
Interest payable - Grantor
Trust Certificates	$80,502	$80,502	$262,468	$262,468
Servicer fees payable	3,715	3,715	3,913	3,913
Swap provider interest payable	299,749	299,749	315,693	315,693
Rural Electric Cooperative
Grantor Trust Certificates	52,690,000	52,690,000	54,090,000	54,090,000
Swap Agreement	$(7,372,416)	$(7,372,416)	$-	$4,628,105

Exhibit 99.

J. P. Morgan Chase Bank (successor swap counterparty to Morgan Guaranty Trust Company of New York) financial information for the year ended December 31, 2001 was not available at the time of filing. Presented here is information for the latest 5-year periods available ended December 31, 2000.

MORGAN GUARANTY TRUST COMPANY OF NEW YORK

As of December 31, 2000, Morgan Guaranty Trust Company of New York ("Morgan Guaranty") was a wholly owned bank subsidiary of J.P. Morgan Chase & Co. ("the Corporation"), a Delaware corporation whose principal office is located in New York, New York. Morgan Guaranty was a commercial bank offering a wide range of banking services to its customers both domestically and internationally. Its business was subject to examination and regulation by Federal and New York State banking authorities.

On November 10, 2001, Morgan Guaranty Trust Company of New York merged with The Chase Manhattan Bank. Upon consummation of the merger, The Chase Manhattan Bank changed its name to JPMorgan Chase Bank.

The following table (on the next page) sets forth certain summarized financial information of Morgan Guaranty as of the dates and for the periods indicated. The information presented for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 is in accordance with generally accepted accounting principles.

December 31,
(Dollars in millions)	2000	1999	1998	1997	1996
Balance Sheet Data
Trading Assets	$ 99,613	$ 84,786	$ 90,770	$ 88,995	$ 72,549
Total Loans	$ 24,635	$ 26,352	$ 25,346	$ 31,396	$ 27,943
Total Assets	$185,762	$167,666	$ 175,246	$196,418	$ 164,813

Total Deposits	$ 39,493	$ 47,716	$ 56,221	$ 60,743	$ 53,074
Total Liabilities	$174,824	$157,071	$164,768	$185,985	$154,922

Allowance for
Credit Losses	$ 370	$ 405	$ 595	$ 730	$ 765

Stockholder's Equity	$ 10,938	$ 10,595	$ 10,478	$ 10,433	$ 9,891

Year Ended December 31,
(Dollars in millions)	2000	1999	1998	1997	1996
Income Statement Data

Net Interest Revenue	$ 2,140	$ 1,642	$ 1,786	$ 2,109	$ 1,808

Provision for Credit Losses	$ 50	$ (175)	$ 110	$ -	$ -

Net Interest Revenue After
Provision for Credit Losses	$ 2,090	$ 1,817	$ 1,676	$ 2,109	$ 1,808

Noninterest Revenue	$ 4,988	$ 4,253	$ 2,813	$ 2,808	$ 3,110

Noninterest Expense	$ 4,287	$ 3,532	$ 3,812	$ 3,366	$ 3,121

Income before Income Taxes	$ 2,791	$ 2,538	$ 677	$ 1,551	$ 1,797

Income Taxes	$ 1,160	$ 950	$ 296	$ 554	$ 599

Net Income	$ 1,631	$ 1,588	$ 381	$ 997	$ 1,198

Morgan Guaranty will provide without charge a copy of the J.P. Morgan Chase & Co. Form 10-K for the fiscal year ended December 31, 2000 and a copy of the most recent quarterly Consolidated Reports of Condition and Income of Morgan Guaranty filed with the Board of Governors of the Federal Reserve System, with exhibits omitted. Written requests should be directed to: Office of the Secretary, J.P. Morgan Chase & Co., 270 Park Avenue, New York, New York 10017.

The information set forth above relates to and has been obtained from Morgan Guaranty Trust Company of New York. The delivery of this 10-K shall not create any implication that there has been no change in the affairs of Morgan Guaranty Trust Company of New York since the date hereof, or that the information contained herein or referred to above is correct as of any time subsequent to its date.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 1st day of April 2002.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) 1997

By:	NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION as Servicer

	By:	/s/ Sheldon C. Petersen
Sheldon C. Petersen, Governor and
Chief Executive Officer

Exhibit 99.1

April 1, 2002

United States Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: Financial Statements Audited by Arthur Andersen, LLP

National Rural Utilities Cooperative Finance Corporation ("CFC"), as servicer is filing the Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 (Comm. File No. 333-25029) Annual Report on Form 10-K today with financial statements audited by Arthur Andersen LLP ("Andersen"). In accordance with Temporary Note 3T to Article 3 of Regulation S-X, this letter confirms that the CFC has received certain required representations from Andersen in a letter dated March 28, 2002.

Andersen has represented to CFC that the audit was subject to Andersen's quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards. Andersen further represented that there was appropriate continuity of Andersen personnel working on the audit and availability of national office consultation. Andersen represented that the availability of personnel at foreign affiliates of Andersen was not relevant to this audit.

Very truly yours,

/s/ Angelo Salera
Angelo Salera
Acting Chief Financial Officer