Form 10-K
period 2002-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST KEPCO SERIES 1997
filed 2003-03-31
CIK 1058926

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
(Registrant’s telephone number, including area code, is 703-709-6700)

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

None.

Part II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

a)	There is no established trading market for the certificates representing ownership of the beneficial interest in the Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 (the “Trust”).

b)	As of December 31, 2002 there was one record holder of certificates representing ownership of the beneficial interest in the Trust.

Item 8. Financial Statements and Supplementary Data

See attached audited financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 22, 2002, National Rural Utilities Cooperative Finance Corporation (“CFC”) as servicer for the Trust rescinded an earlier decision to retain Arthur Andersen LLP as independent public accountants for the audit of its fiscal year ending December 31, 2002. On April 16, 2002, CFC engaged Ernst & Young LLP as its independent public auditors for the year ended December 31, 2002. CFC’s Board of Directors approved the dismissal of Arthur Andersen LLP.

Arthur Andersen LLP’s reports on CFC’s financial statements for fiscal year ended December 31, 2000 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2000 and 2001 there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen LLP’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report on the Trust’s financial statements for such years. During such period there also were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the SEC), and the Trust did not (nor did anyone on its behalf) consult with Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Trust’s financial statements, or any other matters or events set forth in item 304(a)(2)(i) or (ii) of Regulation S-K.

The Trust provided Arthur Andersen LLP with a copy of the above disclosures. In a letter dated April 26, 2002, Arthur Andersen LLP confirmed its agreement with such statements.

Part III

Item 13. Certain Relationships and Related Transactions

None.

Part IV

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

1.	Financial Statements
Report of Independent Auditors
Report of Independent Public Accountants
Balance Sheets as of December 31, 2002 and 2001
Statements of Income and Expenses for the Years Ended December 31, 2002, 2001 and 2000
Statements of Changes in Deficit for the Years Ended December 31, 2002 and 2001
Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
Notes to Financial Statements

2.	Financial Statement Schedules are omitted because they are inapplicable.

3.	Exhibits

Exhibit
Number	Description of Exhibit

4.1	Form of Trust Agreement, including the form of Rural Electric Cooperative Grantor Trust Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 [No. 333-25029]).
4.2	First Amendment to Trust Agreement (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1 [No. 333-25029]).
10.1	Loan Agreement dated as of February 15, 1988 between CFC and the Cooperative (including form of Note and Guarantee) (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 [No. 33-16789 filed on August 27, 1987]).
10.2	First Amendment to Loan Agreement (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 [No. 333-25029]).
10.3	Loan Guarantee and Servicing Agreement, dated as of February 15, 1988, among the Administrator of the RUS, the Cooperative, the Servicer, the Lender and the Trustee (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 [No. 33-16789 filed on August 27, 1987]).
10.4	First Amendment to Loan Guarantee and Servicing Agreement (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 [No. 333-25029]).
10.5	Remarketing Agreement (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 [No. 333-25029]).
10.6	Swap Agreement (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 [No. 333-25029]).
10.7	Liquidity Protection (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 [No. 333-25029]).
10.8	Form of Standby Certificate Purchase Agreement (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 [No. 333-25029]).

12	Computations of ratio of margin to fixed charges.
99	JP Morgan Chase & Co. (successor to Morgan Guaranty Trust Co. of NY) and Morgan Guaranty Trust Company of New York (Swap Counterparty) Financial Information.
99.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Forms 8-K dated December 16, 2002, April 23, 2002 and June 17, 2002. Form 8-K/A dated April 29, 2002. Semi-annual Reports to Certificateholders dated December 16, 2002 and June 17, 2002.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 31st day of March, 2003.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

By:	NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION as Servicer

By:	/s/ SHELDON C. PETERSEN Sheldon C. Petersen, Governor and Chief Executive Officer

Report of Independent Auditors

To the Trustee of
Rural Electric Cooperative Grantor Trust
     (KEPCO) SERIES 1997, and

To the Board of Directors of
National Rural Utilities Cooperative
     Finance Corporation

We have audited the accompanying balance sheet of Rural Electric Cooperative Grantor Trust (KEPCO) SERIES 1997 (the “Trust”) as of December 31, 2002 and the related statements of income and expenses, changes in deficit and cash flows for the year then ended. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Trust as of December 31, 2001 and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations and whose report dated March 27, 2002 expressed an unqualified opinion on these statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Electric Cooperative Grantor Trust (KEPCO) SERIES 1997 at December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Trust changed its method of accounting for derivatives and hedging activities effective January 1, 2001.

Ernst & Young LLP

McLean, Virginia
March 20, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the grantor trust’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

Report of Independent Public Accountants

To the Trustee of
Rural Electric Cooperative Grantor Trust
     (KEPCO) SERIES 1997, and

To the Board of Directors of
National Rural Utilities Cooperative
     Finance Corporation

We have audited the accompanying statements of assets and liabilities of Rural Electric Cooperative Grantor Trust (KEPCO) SERIES 1997 (the “Trust”) as of December 31, 2001 and 2000, the related statements of income and expenses and cash flows for each of the three years in the period ended December 31, 2001, and the statement of changes in equity for the year ended December 31, 2001. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Arthur Andersen LLP

Vienna, Virginia
March 27, 2002

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

ASSETS	2002	2001

Interest receivable – KEPCO	$295,656	$303,464
Interest receivable — swap counterparty	56,534	80,502
Notes receivable	51,340,000	52,690,000

Total Assets	$51,692,190	$53,073,966

LIABILITIES AND DEFICIT
Interest payable — Grantor Trust Certificates	$56,534	$80,502
Servicer fees payable	3,619	3,715
Interest payable – swap counterparty	292,037	299,749
Rural Electric Cooperative Grantor Trust Certificates	51,340,000	52,690,000
Derivative liability	12,564,364	7,372,416

Total Liabilities	64,256,554	60,446,382

Deficit
Retained deficit	(16,397,418)	(11,880,733)
Accumulated other comprehensive income	3,833,054	4,508,317

Total Deficit	(12,564,364)	(7,372,416)

Total Liabilities & Deficit	$51,692,190	$53,073,966

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF INCOME AND EXPENSES
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

INCOME
Interest on note receivable	$3,998,301	$4,104,490	$4,193,291
Interest on swap agreement	968,217	2,182,800	3,584,361

Total Income	4,966,518	6,287,290	7,777,652

EXPENSES
Interest to certificateholders	968,217	2,182,800	3,584,361
Interest to swap counterparty	3,949,355	4,054,244	4,141,958
Servicer fees	48,946	50,246	51,333

Total Expenses	4,966,518	6,287,290	7,777,652
Operating Income	—	—	—
SFAS 133 forward value adjustment	(4,516,685)	(11,880,733)	—

Net loss	$(4,516,685)	$(11,880,733)	$—

See accompanying notes

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF CHANGES IN DEFICIT
YEARS ENDED DECEMBER 31, 2002 AND 2001

		Accumulated
		Other
	Retained	Comprehensive	Total
	Deficit	Income	Deficit

Balance as of 12/31/00	$—	$—	$—
Cumulative effect of change in accounting principle	—	4,628,105	4,628,105
Amortization of SFAS 133 transition adjustment	—	(119,788)	(119,788)
Net loss	(11,880,733)	—	(11,880,733)

Balance as of 12/31/01	(11,880,733)	4,508,317	(7,372,416)

Amortization of SFAS 133 transition adjustment	—	(675,263)	(675,263)
Net loss	(4,516,685)	—	(4,516,685)

Balance as of 12/31/02	$(16,397,418)	$3,833,054	$(12,564,364)

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,516,685)	$(11,880,733)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease in swap counterparty interest receivable	23,968	181,966	46,701
Decrease in Kepco interest receivable	7,808	16,142	(16,245)
SFAS 133 forward value adjustment	4,516,685	11,880,733	—
(Decrease) in Kepco interest payable	(23,968)	(181,966)	(46,701)
(Decrease) increase in swap counterparty interest payable	(7,712)	(15,944)	16,046
(Decrease) increase in servicer fees payable	(96)	(198)	199
Principal received on note receivable	1,350,000	1,400,000	1,200,000
Principal paid to certificateholders	(1,350,000)	(1,400,000)	(1,200,000)

Net cash provided by operating activities	—	—	—

NET CHANGE IN CASH:
CASH, beginning of year	—	—	—

CASH, end of year	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest expense on certificates and interest rate swap	$4,949,545	$6,434,954	$7,756,973

See accompanying notes

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002 AND 2001

1.	ORGANIZATION AND OPERATIONS

Rural Electric Cooperative Grantor Trust (KEPCO) SERIES 1997 (the “Trust”) was formed under a Trust Agreement dated December 20, 1996 among National Rural Utilities Cooperative Finance Corporation (“CFC”), Kansas Electric Power Cooperative, Inc. (the “Cooperative”) and Bank One, formerly The First National Bank of Chicago (the “Trustee”). The assets of the Trust consist of lender loan notes (the “1997 Note”) bearing interest at 7.597% and maturing in 2017. In addition, the Trust also holds certain rights under an interest rate swap agreement (the “Swap Agreement”).

Rural Electric Cooperative Grantor Trust (KEPCO) Trusts K-1 and K-2 were created on February 15, 1988 resulting from a refinancing of loans from the Federal Financing Bank (“FFB”) which were guaranteed by the Rural Electrification Administration, as predecessor in intent to the Rural Utilities Service (“RUS”). The FFB loans were refinanced through CFC and in exchange the Cooperative executed lender loan notes (the “Notes”) to CFC. CFC then deposited the Notes into separate Trusts. In turn, the Trusts issued to CFC, as depositor of the Trusts, two certificates: Rural Electric Cooperative Grantor Trust (KEPCO) 9.23% Certificates, due 2002 and Rural Electric Cooperative Grantor Trust (KEPCO) 9.73% Certificates, due 2017 (the “Certificates”) in the amounts of $11,075,000 and $51,340,000, respectively. The Certificates were not subject to full redemption prior to December 15, 1997. On December 18, 1997, the Notes were refinanced, the outstanding Certificates were redeemed, and Trusts K-1 and K-2 were terminated. The Notes in the outstanding principal amount of $57,390,000 were then deposited into the Trust. The Note is guaranteed (the “Guarantee”) as to timely payment of principal and interest by the United States of America, acting through the Administrator of RUS. The General Counsel of the USDA has issued an opinion that the Guarantee is supported by the full faith and credit of the United States of America. The Trust issued Certificates of beneficial interest (the “Series 1997 Certificates”) which bear interest at a variable rate and mature in 2017.

In order to mitigate the interest rate risk inherent in the Trust, which holds a fixed rate asset (the 1997 Note) and a variable rate obligation, the Cooperative assigned to the Trust certain rights under a Swap Agreement in 1997. The counterparty to the Swap Agreement is JP Morgan Chase & Co. (successor to Morgan Guaranty Trust Company of New York) (“Morgan”). Pursuant to the Swap Agreement, the Trust pays to Morgan a fixed rate of interest on the outstanding notional amount, and Morgan pays the Trust a variable rate of interest on the outstanding notional amount. The structure is designed such that the interest amounts paid by the Cooperative to the Trust are the same amounts paid to Morgan, pursuant to the Swap Agreement, plus the amounts payable to CFC, as servicer. The amounts Morgan pays to the Trust under the Swap Agreement are the same amounts as the interest payable by the Trust to the Certificateholders.

The notional amount of the Swap Agreement (which is not included on the Trust’s Balance Sheet) was established at $57,390,000 and declines in amount over time such that the outstanding notional amount is always equal to the outstanding balance of the Series 1997 Notes and the Series 1997 Certificates. The Swap Agreement terminates in 2017, but is subject to early termination upon the early redemption of the Certificates.

Derivative Financial Instruments

The Trust is neither a dealer nor a trader in derivative financial instruments. The Trust uses derivatives to manage its interest rate risk.

On January 1, 2001, the Trust implemented Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. On January 1, 2001, as a transition adjustment, the Trust recorded a derivative asset of $4,628,105 with a corresponding credit to other comprehensive income to place the interest rate swap agreement on the balance sheet at its fair value. The interest rate swap agreement was not designated as a hedge on January 1, 2001 and has not been designated as a hedge since that date. Therefore, in accordance with the provisions of SFAS 133, all changes in the swap agreement’s fair value subsequent to January 1, 2002 have been recorded through earnings as a SFAS 133 forward value adjustment.

The swap agreement had a negative fair value of $12,564,364 and $7,372,416 and is reflected on the balance sheet as a derivative liability as of December 31, 2002 and 2001, respectively. For the years ended December 31, 2002 and 2001, respectively, the Trust recorded mark-to-market adjustments on the swap agreement of $5,191,948 and $12,000,521, which decreased income and are reflected in the statements of income and expenses as SFAS 133 forward value adjustments. Also included in the SFAS 133 forward value adjustment amounts is amortization of $675,263 and $119,788 of the transition adjustment from other comprehensive income to earnings for the years ended December 31, 2002 and 2001, respectively. A total of $413,596 is expected to be amortized over the next twelve months. The transition adjustment will continue to be amortized over the life of the interest rate swap agreement, which matures on December 4, 2017.

Consistent with the pass-through substance of the Trust, all amounts that the Trust receives and pays related to the swap agreement are included at gross amounts in the statements of income and expenses as interest on swap agreement and interest to swap counterparty, respectively. All interest receivable and payable on the swap agreement are included in the balance sheet as interest receivable – swap counterparty and interest payable – swap counterparty, respectively.

Grantor Trust Certificates

Principal payments on the Certificates began in 2000 and will extend over a period of twenty years. The principal payments over the next 5 years and thereafter are as follows:

2003	$1,700,000
2004	1,900,000
2005	2,100,000
2006	2,300,000
2007	2,500,000
Thereafter	40,840,000

Total	$51,340,000

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

Vinson & Elkins, Counsel to the Cooperative, has advised CFC with respect to the Trust that, in its opinion, (i) the Trust will not be classified as an association taxable as a corporation, but will be classified as a grantor trust and (ii) each certificateholder will be treated for Federal income tax purposes as the owner of an undivided fractional interest in each of the assets held by the Trust.

It is expected that the Trust will not have any liability for Federal or state income taxes for the current or future years.

3.	NOTE RECEIVABLE, INTEREST AND SERVICER FEE ACCOUNTING

The Trust accounts for its note receivable at cost. No allowance for loan losses has been recorded due to the guarantee provided by the United States of America.

The Trust records interest income as it is earned and accrues interest expense and servicer fees as they are incurred. Servicer fees represent .093% of the outstanding principal balance of the Note.

4.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes other comprehensive income related to the transition adjustment recorded when SFAS 133 was adopted in 2001 and the Trust’s net loss other than amortization of the transition adjustment from accumulated other comprehensive income to earnings.

Comprehensive income (loss) for the years ended December 31, 2002, 2001 and 2000 is calculated as follows:

	2002	2001	2000

Net loss	$(4,516,685)	$(11,880,733)	$—
Amortization of SFAS 133 transition adjustment	(675,263)	(119,788)	—
Cumulative change in accounting principle	—	4,628,105	—

Comprehensive income (loss)	$(5,191,948)	$(7,372,416)	$—

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Trust. With regards to the fair values below, actual amounts could differ from these estimates.

The following disclosure of the estimated fair value of financial instruments is made in accordance with SFAS No. 107, “Disclosure about Fair Value of Financial Instruments.” Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 2002 and 2001 along with other valuation methodologies. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 2002 and 2001.

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

Swap Agreement

The fair market value is provided by the swap counterparty and is estimated taking into account the current market rate of interest.

The carrying and estimated fair values of the Trust’s financial instruments as of December 31, 2002 and 2001 are as follows:

	2002		2001

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets:
Interest receivable — note receivable	$295,656	$295,656	$303,464	$303,464
Interest receivable – swap counterparty	56,534	56,534	80,502	80,502
Note receivable	51,340,000	61,852,741	52,690,000	56,503,030
Liabilities:
Interest payable — Grantor Trust Certificates	56,534	56,534	80,502	80,502
Servicer fees payable	3,619	3,619	3,715	3,715
Interest payable – swap counterparty	292,037	292,037	299,749	299,749
Rural Electric Cooperative Grantor Trust Certificates	51,340,000	51,340,000	52,690,000	52,690,000
Derivative Instruments:
Interest rate swap agreement	$(12,564,364)	$(12,564,364)	$(7,372,416)	$(7,372,416)

National Rural Utilities Cooperative Finance Corporation
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. Section 1350)

I, Sheldon C. Petersen, certify that:

1.	I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of the Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997;

2.	Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.	Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports;

4.	I am responsible for reviewing the activities performed by the servicer under the pooling and servicing agreement and based upon the review required under the pooling and servicing agreement, and except as disclosed in the report, the servicer has fulfilled its obligations under the servicing agreement; and

5.	I have disclosed to the registrant’s certified public accountants all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the pooling and servicing agreement.

Date:	March 27, 2003

/s/ SHELDON C. PETERSEN Sheldon C. Petersen Chief Executive Officer

National Rural Utilities Cooperative Finance Corporation
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. Section 1350)

I, Steven L. Lilly, certify that:

1.	I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of the Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997;

2.	Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.	Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports;

4.	I am responsible for reviewing the activities performed by the servicer under the pooling and servicing agreement and based upon the review required under the pooling and servicing agreement, and except as disclosed in the report, the servicer has fulfilled its obligations under the servicing agreement; and

5.	I have disclosed to the registrant’s certified public accountants all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the pooling and servicing agreement.

Date:	March 27, 2003

/s/ STEVEN L. LILLY Steven L. Lilly Chief Financial Officer

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

Exhibit Index

Exhibit Number	Description of Exhibit

12	Computations of ratio of margin to fixed charges.
99	JP Morgan Chase & Co. (Exchange Counterparty) Financial Information.
99.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.