Form 10-K
period 2003-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST KEPCO SERIES 1997
filed 2004-03-29
CIK 1058926

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes X No __

The Registrant is not an accelerated filer.

The Registrant has no common or voting stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Part I

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters

	a)	There is no established trading market for the certificates representing ownership of the beneficial interest in the Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 (the "Trust").

	b)	As of December 31, 2003 there was one record holder of certificates representing ownership of the beneficial interest in the Trust.

Item 8.	Financial Statements and Supplementary Data

See attached audited financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 22, 2002, National Rural Utilities Cooperative Finance Corporation ("CFC") as servicer for the Trust rescinded an earlier decision to retain Arthur Andersen LLP as independent public accountants for the audit of its fiscal year ending December 31, 2002. On April 16, 2002, CFC engaged Ernst & Young LLP as its independent public auditors for the year ended December 31, 2002. CFC's Board of Directors approved the dismissal of Arthur Andersen LLP.

Arthur Andersen LLP's report on CFC's financial statements for fiscal year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended December 31, 2001 there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen LLP's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report on the Trust's financial statements for such year. During such period there also were no "reportable events" (as defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the SEC), and the Trust did not (nor did anyone on its behalf) consult with Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Trust's financial statements, or any other matters or events set forth in item 304(a)(2)(i) or (ii) of Regulation S-K.

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
Report of Independent Auditors
Report of Independent Public Accountants
Balance Sheets as of December 31, 2003 and 2002
Statements of Income and Expenses for the Years Ended December 31, 2003, 2002 and 2001
Statements of Changes in Deficit for the Years Ended December 31, 2003 and 2002
Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
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

10.4	First Amendment to Loan Guarantee and Servicing Agreement (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 [No. 333-25029]).

10.5	Remarketing Agreement (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 [No. 333-25029]).

10.6	Swap Agreement (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 [No. 333-25029]).

10.7	Liquidity Protection (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 [No. 333-25029]).

10.8	Form of Standby Certificate Purchase Agreement (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 [No. 333-25029]).

12	Computations of ratio of margin to fixed charges.

99	JP Morgan Chase & Co. (successor to Morgan Guaranty Trust Co. of NY) and Morgan Guaranty Trust Company of New York (Swap Counterparty) Financial Information.

31.1	Certification of the Chief Executive Officer required Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Section 302 of the Sarbnes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Forms 8-K dated June 17, 2003 and December 16, 2003.
Semi-annual Reports to Certificateholders dated June 17, 2003 and December 16, 2003.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 29th day of March, 2004.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

By:	NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION as Servicer

By:	/s/ SHELDON C. PETERSEN
Sheldon C. Petersen, Governor and
Chief Executive Officer

Report of Independent Auditors

To the Trustee of
Rural Electric Cooperative Grantor Trust
(KEPCO) SERIES 1997, and

To the Board of Directors of
National Rural Utilities Cooperative
Finance Corporation

We have audited the accompanying balance sheets of Rural Electric Cooperative Grantor Trust (KEPCO) SERIES 1997 (the "Trust") as of December 31, 2003 and 2002 and the related statements of income and expenses, changes in deficit and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of income and expenses, changes in deficit and cash flows for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 27, 2002 expressed an unqualified opinion on these statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Electric Cooperative Grantor Trust (KEPCO) SERIES 1997 at December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Trust changed its method of accounting for derivatives and hedging activities effective January 1, 2001.

Ernst & Young LLP

McLean, Virginia
March 19, 2004

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the grantor trust's filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

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

Arthur Andersen LLP

Vienna, Virginia
March 27, 2002

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

ASSETS	2003	2002

Interest receivable - KEPCO	$286,783	$295,656

Interest receivable - swap counterparty	55,229	56,534

Notes receivable	49,640,000	51,340,000

Total Assets	$49,982,012	$51,692,190

LIABILITIES AND DEFICIT

Interest payable - Grantor Trust Certificates	$55,229	$56,534

Servicer fees payable	3,511	3,619

Interest payable - swap counterparty	283,272	292,037

Rural Electric Cooperative Grantor Trust Certificates	49,640,000	51,340,000

Derivative liability	10,336,842	12,564,364

Total Liabilities	60,318,854	64,256,554

Deficit

Retained deficit	(13,747,596)	(16,397,418)

Accumulated other comprehensive income	3,410,754	3,833,054

Total Deficit	(10,336,842)	(12,564,364)

Total Liabilities & Deficit	$49,982,012	$51,692,190

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF INCOME AND EXPENSES
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001

INCOME

Interest on note receivable	$3,894,560	$3,998,301	$4,104,490

Interest on swap agreement	617,143	968,217	2,182,800

Total Income	4,511,703	4,966,518	6,287,290

EXPENSES

Interest to certificateholders	617,143	968,217	2,182,800

Interest to swap counterparty	3,846,884	3,949,355	4,054,244

Servicer fees	47,676	48,946	50,246

Total Expenses	4,511,703	4,966,518	6,287,290

SFAS 133 forward value adjustment	2,649,822	(4,516,685)	(11,880,733)

Net income/(loss)	$2,649,822	$(4,516,685)	$(11,880,733)

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF CHANGES IN DEFICIT
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

		Accumulated
		Other
	Retained	Comprehensive	Total
	Deficit	Income	Deficit

Balance as of 12/31/00	$-	$-	$-

Cumulative effect of change in
accounting principle	-	4,628,105	4,628,105

Amortization of SFAS 133
transition adjustment	-	(119,788)	(119,788)

Net loss	(11,880,733)	-	(11,880,733)

Total Comprehensive Income			(7,372,416)

Balance as of 12/31/01	(11,880,733)	4,508,317	(7,372,416)

Amortization of SFAS 133
transition adjustment	-	(675,263)	(675,263)

Net loss	(4,516,685)	-	(4,516,685)

Total Comprehensive Income			(5,191,918)

Balance as of 12/31/02	(16,397,418)	3,833,054	(12,564,364)

Amortization of SFAS 133
transition adjustment	-	(422,300)	(422,300)

Net income	2,649,822	-	2,649,822

Total Comprehensive Income			2,227,522

Balance as of 12/31/03	$(13,747,596)	$3,410,754	$(10,336,842)

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income/(Loss)	$2,649,822	$(4,516,685)	$(11,880,733)

Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease in swap counterparty interest receivable	1,305	23,968	181,966
Decrease in Kepco interest receivable	8,873	7,808	16,142
SFAS 133 forward value adjustment	(2,649,822)	4,516,685	11,880,733
(Decrease) in Kepco interest payable	(1,305)	(23,968)	(181,966)
(Decrease) increase in swap counterparty interest payable	(8,765)	(7,712)	(15,944)
(Decrease) increase in servicer fees payable	(108)	(96)	(198)
Principal received on note receivable	1,700,000	1,350,000	1,400,000
Principal payment to certificateholders	(1,700,000)	(1,350,000)	(1,400,000)

Net cash provided by operating activities	-	-	-

CASH, beginning of year	-	-	-

CASH, end of year	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid during the year for interest expense on certificates	$617,143	$968,217	$2,182,800

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003 AND 2002

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

Rural Electric Cooperative Grantor Trust (KEPCO) Trusts K-1 and K-2 were created on February 15, 1988 resulting from a refinancing of loans from the Federal Financing Bank ("FFB") which were guaranteed by the Rural Electrification Administration, as predecessor in intent to the Rural Utilities Service ("RUS"). The FFB loans were refinanced through CFC and in exchange the Cooperative executed lender loan notes (the "Notes") to CFC. CFC then deposited the Notes into separate Trusts. In turn, the Trusts issued to CFC, as depositor of the Trusts, two certificates: Rural Electric Cooperative Grantor Trust (KEPCO) 9.23% Certificates, due 2002 and Rural Electric Cooperative Grantor Trust (KEPCO) 9.73% Certificates, due 2017 (the "Certificates") in the amounts of $11,075,000 and $51,340,000, respectively. The Certificates were not subject to full redemption prior to December 15, 1997. On December 18, 1997, the Notes were refinanced, the outstanding Certificates were redeemed, and Trusts K-1 and K-2 were terminated. The Notes in the outstanding principal amount of $57,390,000 were then deposited into the Trust. The Note is guaranteed (the "Guarantee") as to timely payment of principal and interest by the United States of America, acting through the Administrator of RUS. The General Counsel of the USDA has issued an opinion that the Guarantee is supported by the full faith and credit of the United States of America. The Trust issued Certificates of beneficial interest (the "Series 1997 Certificates") which bear interest at a variable rate and mature in 2017.

In order to mitigate the interest rate risk inherent in the Trust, which hoelds a fixed rate asset (the 1997 Note) and a variable rate obligation, the Cooperative assigned to the Trust certain rights under athe Swap Agreement in 1997. The counterparty to the Swap Agreement is JP Morgan Chase & Co. (successor to Morgan Guaranty Trust Company of New York) ("Morgan"). Pursuant to the Swap Agreement, the Trust pays to Morgan a fixed rate of interest on the outstanding notional amount, and Morgan pays the Trust a variable rate of interest on the outstanding notional amount. The structure is designed such that the interest amounts paid by the Cooperative to the Trust are the same amounts paid to Morgan, pursuant to the Swap Agreement, plus the amounts payable to CFC, as servicer. The amounts Morgan pays to the Trust under the Swap Agreement are the same amounts as the interest payable by the Trust to the Certificateholders.

The notional amount of the Swap Agreement (which is not included on the Trust's Balance Sheet) was established at $57,390,000 and declines in amount over time such that the outstanding notional amount is always equal to the outstanding balance of the Series 1997 Notes and the Series 1997 Certificates. The Swap Agreement terminates in 2017, but is subject to early termination upon the early redemption of the Certificates.

Derivative Financial Instruments

The Trust is neither a dealer nor a trader in derivative financial instruments. The Trust uses derivatives to manage its interest rate risk.

On January 1, 2001, the Trust implemented Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. On January 1, 2001, as a transition adjustment, the Trust recorded a derivative asset of $4,628,105 with a corresponding credit to other comprehensive income to place the interest rate swap agreement on the balance sheet at its fair value. The interest rate swap agreement was not designated as a hedge on January 1, 2001 and has not been designated as a hedge since that date. Therefore, in accordance with the provisions of SFAS 133, all changes in the swap agreement's fair value subsequent to January 1, 2002 have been recorded through earnings as a SFAS 133 forward value adjustment.

The swap agreement had a negative fair value of $10,336,842 and $12,564,364 and is reflected on the balance sheet as a derivative liability as of December 31, 2003 and 2002, respectively. For the years ended December 31, 2003, 2002 and 2001, respectively, the Trust recorded mark-to-market adjustments on the swap agreement of $2,227,522, ($5,191,948) and ($7,372,416) which increased or decreased income and are reflected in the statements of income and expenses as SFAS 133 forward value adjustments. Also included in the SFAS 133 forward value adjustment amounts is amortization of $422,300, $675,263, and ($119,788) of the transition adjustment from other comprehensive income to earnings for the years ended December 31, 2003, 2002 and 2001, respectively. A total of $398,883 is expected to be amortized over the next twelve months. The transition adjustment will continue to be amortized over the life of the interest rate swap agreement, which matures on December 4, 2017.

Consistent with the pass-through substance of the Trust, all amounts that the Trust receives and pays related to the swap agreement are included at gross amounts in the statements of income and expenses as interest on swap agreement and interest to swap counterparty, respectively. All interest receivable and payable on the swap agreement are included in the balance sheet as interest receivable - swap counterparty and interest payable - swap counterparty, respectively.

Grantor Trust Certificates

Principal payments on the Certificates began in 1998 and will extend over a period of twenty years. The principal payments over the next 5 years and thereafter are as follows:

2004	$ 1,900,000
2005	2,100,000
2006	2,300,000
2007	2,500,000
2008	2,800,000
Thereafter	38,040,000

Total	$49,640,000

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

Comprehensive income (loss) includes other comprehensive income related to the transition adjustment recorded when SFAS 133 was adopted in 2001 and the Trust's net loss other than amortization of the transition adjustment from accumulated other comprehensive income to earnings.

Comprehensive income/(loss) for the years ended December 31, 2003, 2002 and 2001 is calculated as follows:

	2003	2002	2001
Net income/ (loss)	$2,649,822	$(4,516,685)	$(11,880,733)
Amortization of SFAS 133 transition adjustment	(422,300)	(675,263)	(119,788)
Cumulative change in accounting principle	-	-	4,628,105
Comprehensive income/(loss)	$2,227,522	$(5,191,948)	$(7,372,416)

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following disclosure of the estimated fair value of financial instruments is made in accordance with SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 2003 and 2002 along with other valuation methodologies. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 2003 and 2002.

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

Swap Agreement

The fair market value is provided by the swap counterparty and is estimated taking into account the current market rate of interest.

The carrying and estimated fair values of the Trust's financial instruments as of December 31, 2003 and 2002 are as follows:

	2003		2002
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Interest receivable - KEPCO	$286,783	$286,783	$295,656	$295,656
Interest receivable - swap counterparty	55,229	55,229	56,534	56,534
Note receivable	49,640,000	58,511,408	51,340,000	61,852,741

Liabilities:
Interest payable - Grantor
Trust Certificates	55,229	55,229	56,534	56,534
Servicer fees payable	3,511	3,511	3,619	3,619
Interest payable - swap counterparty	283,272	283,272	292,037	292,037
Rural Electric Cooperative
Grantor Trust Certificates	49,640,000	49,640,000	51,340,000	51,340,000

Derivative Instruments:
Interest rate swap agreement	$(10,336,842)	$(10,336,842)	$(12,564,364)	$(12,564,364)

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

Exhibit Index

Exhibit
Number	Description of Exhibit

12	Computations of ratio of income/(loss) to fixed charges.

99	JP Morgan Chase & Co. (Swap Counterparty) Financial Information.

31.1	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

