Form 10-K
period 2004-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST KEPCO SERIES 1997
filed 2005-03-31
CIK 1058926

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Part I

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.
Part II
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters

	a)	There is no established trading market for the certificates representing ownership of the beneficial interest in the Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 (the "Trust").

	b)	As of December 31, 2004 there was one record holder of certificates representing ownership of the beneficial interest in the Trust.

Item 8.	Financial Statements and Supplementary Data

See attached audited financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 13.	Certain Relationships and Related Transactions

None.

Part IV

Item 15.	Exhibits and Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

	1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2004 and 2003
Statements of Income and Expenses for the Years Ended December 31, 2004, 2003 and 2002
Statements of Changes in Deficit for the Years Ended December 31, 2004, 2003 and 2002
Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
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

10.4	First Amendment to Loan Guarantee and Servicing Agreement (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 [No. 333-25029]).

10.5	Remarketing Agreement (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 [No. 333-25029]).

10.6	Swap Agreement (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 [No. 333-25029]).

10.7	Liquidity Protection (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 [No. 333-25029]).

10.8	Form of Standby Certificate Purchase Agreement (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 [No. 333-25029]).

12	Computations of ratio of margin to fixed charges.

99	JP Morgan Chase & Co. (successor to Morgan Guaranty Trust Co. of NY) and Morgan Guaranty Trust Company of New York (Swap Counterparty) Financial Information.

31.1	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer required by Section 302 of the Sarbnes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Forms 8-K dated June 15, 2004 and December 15, 2004.
Semi-annual Reports to Certificate holders dated June 15, 2004 and December 15, 2004.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 31st day of March, 2005.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

By:	NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION as Servicer

By:	/s/ SHELDON C. PETERSEN
Sheldon C. Petersen, Governor and
Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Trustee of
Rural Electric Cooperative Grantor Trust
(KEPCO) Series 1997
Herndon, Virginia, and

To the Board of Directors of
National Rural Utilities Cooperative Finance Corporation
Herndon, Virginia

We have audited the accompanying balance sheet of Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 ("the Trust") as of December 31, 2004, and the related statements of income and expenses, changes in deficit and cash flows for the year then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements of the Trust based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2004 financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 29, 2005

Report of Independent Registered Public Accounting Firm

To the Trustee of
Rural Electric Cooperative Grantor Trust
(KEPCO) Series 1997, and

To the Board of Directors of
National Rural Utilities Cooperative
Finance Corporation

We have audited the accompanying balance sheet of Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 (the "Trust") as of December 31, 2003 and the related statements of income and expenses, changes in deficit and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Trust's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 at December 31, 2003 and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP

McLean, Virginia
March 19, 2004
6

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

ASSETS	2004	2003

Interest receivable - KEPCO	$286,495	$286,783

Interest receivable - swap counterparty	92,949	55,229

Note receivable	47,740,000	49,640,000

Total assets	$48,119,444	$49,982,012

LIABILITIES and DEFICIT

Interest payable - Grantor Trust Certificates	$92,949	$55,229

Servicer fees payable	3,507	3,511

Interest payable - swap counterparty	282,988	283,272

Rural Electric Cooperative Grantor Trust Certificates	47,740,000	49,640,000

Derivative liability	9,153,662	10,336,842

Total liabilities	57,273,106	60,318,854

Retained deficit	(12,165,533)	(13,747,596)

Accumulated other comprehensive income	3,011,871	3,410,754

Total deficit	(9,153,662)	(10,336,842)

Total liabilities & deficit	$48,119,444	$49,982,012

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF INCOME AND EXPENSES
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

INCOME

Interest on note receivable	$3,774,810	$3,894,560	$3,998,301

Interest from swap counterparty	716,221	617,143	968,217

Total income	4,491,031	4,511,703	4,966,518

EXPENSES

Interest to certificate holders	716,221	617,143	968,217

Interest to swap counterparty	3,728,600	3,846,884	3,949,355

Servicer fees	46,210	47,676	48,946

Total expenses	4,491,031	4,511,703	4,966,518

SFAS 133 forward value adjustment	1,582,063	2,649,822	(4,516,685)

Net income (loss)	$1,582,063	$2,649,822	$(4,516,685)

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF CHANGES IN DEFICIT
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

		Accumulated
		Other
	Retained	Comprehensive	Total
	Deficit	Income	Deficit

Balance as of 12/31/01	$(11,880,733)	$4,508,317	$(7,372,416)

Amortization of SFAS 133
transition adjustment	-	(675,263)	(675,263)

Net loss	(4,516,685)	-	(4,516,685)

Total comprehensive loss			(5,191,948)

Balance as of 12/31/02	(16,397,418)	3,833,054	(12,564,364)

Amortization of SFAS 133
transition adjustment	-	(422,300)	(422,300)

Net income	2,649,822	-	2,649,822

Total comprehensive income			2,227,522

Balance as of 12/31/03	(13,747,596)	3,410,754	(10,336,842)

Amortization of SFAS 133
transition adjustment		(398,883)	(398,883)

Net income	1,582,063	-	1,582,063

Total comprehensive income			1,183,180

Balance as of 12/31/04	$(12,165,533)	$3,011,871	$(9,153,662)

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$1,582,063	$2,649,822	$(4,516,685)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

(Increase) decrease in swap counterparty interest receivable	(37,720)	1,305	23,968
Decrease in Kepco interest receivable	288	8,873	7,808
SFAS 133 forward value adjustment	(1,582,063)	(2,649,822)	4,516,685
Increase (decrease) in Grantor Trust Certificates interest payable	37,720	(1,305)	(23,968)
(Decrease) in swap counterparty interest payable	(284)	(8,765)	(7,712)
(Decrease) in servicer fees payable	(4)	(108)	(96)
Principal received on note receivable	1,900,000	1,700,000	1,350,000
Principal payment to certificate holders	(1,900,000)	(1,700,000)	(1,350,000)

Net cash provided by operating activities	-	-	-

CASH, beginning of year	-	-	-

CASH, end of year	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid during the year for interest expense on certificates	$669,400	$617,143	$968,217

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003

1.	ORGANIZATION AND OPERATIONS

Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 (the "Trust") was formed under a Trust Agreement dated December 20, 1996 among National Rural Utilities Cooperative Finance Corporation ("CFC"), Kansas Electric Power Cooperative, Inc. (the "Cooperative") and Bank One, formerly The First National Bank of Chicago (the "Trustee"). The assets of the Trust consist of lender loan notes (the "1997 Note") bearing interest at 7.597% and maturing in 2017. In addition, the Trust also holds certain rights under an interest rate swap agreement (the "Swap Agreement"). Effective September 2, 2004, U. S. Bank Trust National Association replaced Bank One as trustee.

Rural Electric Cooperative Grantor Trust (KEPCO) Trusts K-1 and K-2 were created on February 15, 1988 resulting from a refinancing of loans from the Federal Financing Bank ("FFB") which were guaranteed by the Rural Electrification Administration, as predecessor in intent to the Rural Utilities Service ("RUS"). The FFB loans were refinanced through CFC and in exchange the Cooperative executed lender loan notes (the "Notes") to CFC. CFC then deposited the Notes into separate Trusts. In turn, the Trusts issued to CFC, as depositor of the Trusts, two certificates: Rural Electric Cooperative Grantor Trust (KEPCO) 9.23% Certificates, due 2002 and Rural Electric Cooperative Grantor Trust (KEPCO) 9.73% Certificates, due 2017 (the "Certificates") in the amounts of $11,075,000 and $51,340,000, respectively. The Certificates were not subject to full redemption prior to December 15, 1997. On December 18, 1997, the Notes were refinanced, the outstanding Certificates were redeemed, and Trusts K-1 and K-2 were terminated. The Notes in the outstanding principal amount of $57,390,000 were then deposited into the Trust. The Notes are guaranteed (the "Guarantee") as to timely payment of principal and interest by the United States of America, acting through the Administrator of RUS. The General Counsel of the USDA has issued an opinion that the Guarantee is supported by the full faith and credit of the United States of America. The Trust issued Certificates of beneficial interest (the "Series 1997 Certificates") which bear interest at a variable rate and mature in 2017.

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

On January 1, 2001, the Trust implemented Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. On January 1, 2001, as a transition adjustment, the Trust recorded a derivative asset of $4,628,105 with a corresponding credit to other comprehensive income to record the interest rate swap agreement on the balance sheet at its fair value. The interest rate swap agreement was not designated as a hedge on January 1, 2001 and has not been designated as a hedge since that date. Therefore, in accordance with the provisions of SFAS 133, all changes in the swap agreement's fair value subsequent to January 1, 2001 have been recorded through earnings as a SFAS 133 forward value adjustment.

The swap agreement had a negative fair value of $9,153,662 and $10,336,842 and is reflected on the balance sheet as a derivative liability as of December 31, 2004 and 2003, respectively. For the years ended December 31, 2004, 2003 and 2002, respectively, the Trust recorded mark-to-market adjustments on the swap agreement of $1,183,180, $2,227,522 and ($5,191,948) which increased or decreased income and are reflected in the statements of income and expenses as SFAS 133 forward value adjustments. Also included in the SFAS 133 forward value adjustment amounts is amortization of $398,883, $422,300, and $675,263 of the transition adjustment from other comprehensive income to earnings for the years ended December 31, 2004, 2003 and 2002, respectively. A total of $383,615 is expected to be amortized over the next twelve months. The transition adjustment will continue to be amortized over the life of the interest rate swap agreement, which matures on December 4, 2017.

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

Grantor Trust Certificates

Principal payments on the Certificates began in 1998 and will extend over a period of twenty years. The principal payments over the next 5 years and thereafter are as follows:

2005	$ 2,100,000
2006	2,300,000
2007	2,500,000
2008	2,800,000
2009	3,100,000
Thereafter	34,940,000

Total	$47,740,000

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

Comprehensive income (loss) for the years ended December 31, 2004, 2003 and 2002 is calculated as follows:

	2004	2003	2002
Net income (loss)	$1,582,063	$2,649,822	$(4,516,685)
Amortization of SFAS 133 transition adjustment	(398,883)	(422,300)	(675,263)
Cumulative change in accounting principle	-	-	-
Comprehensive income (loss)	$1,183,180	$2,227,522	$(5,191,948)

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following disclosure of the estimated fair value of financial instruments is made in accordance with SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 2004 and 2003 along with other valuation methodologies. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 2004 and 2003.

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

Derivative liability

The fair market value is provided by the swap counterparty and is estimated taking into account the current market rate of interest.
13

The carrying and estimated fair values of the Trust's financial instruments as of December 31, 2004 and 2003 are as follows:
	2004		2003
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Interest receivable - KEPCO	$286,495	$286,495	$286,783	$286,783
Interest receivable - swap counterparty	92,949	92,949	55,229	55,229
Note receivable	47,740,000	56,376,039	49,640,000	58,511,408

Liabilities:
Interest payable - Grantor
Trust Certificates	92,949	92,949	55,229	55,229
Servicer fees payable	3,507	3,507	3,511	3,511
Interest payable - swap counterparty	282,988	282,988	283,272	283,272
Rural Electric Cooperative
Grantor Trust Certificates	47,740,000	47,740,000	49,640,000	49,640,000
Derivative liability	9,153,662	9,153,662	10,336,842	10,336,842

