Form 10-K
period 2005-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST KEPCO SERIES 1997
filed 2006-03-30
CIK 1058926

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Part I

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters

	a)	There is no established trading market for the certificates representing ownership of the beneficial interest in the Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 (the "Trust").

	b)	As of December 31, 2005 there was one record holder of certificates representing ownership of the beneficial interest in the Trust.

Item 8.	Financial Statements and Supplementary Data

See attached audited financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 13.	Certain Relationships and Related Transactions

None

Part IV

Item 15.	Exhibits and Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

	1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2005 and 2004
Statements of Income and Expenses for the Years Ended December 31, 2005, 2004 and 2003
Statements of Changes in Deficit for the Years Ended December 31, 2005, 2004 and 2003
Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Financial Statements

	2.	Financial Statement Schedules are omitted because they are inapplicable.

	3.	Exhibits

Exhibit
Number	Description of Exhibit

4.1	Form of Trust Agreement, including the form of Rural Electric Cooperative Grantor Trust Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 [No. 333-25029]).

4.2	First Amendment to Trust Agreement (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1 [No. 333-25029]).

10.1	Loan Agreement dated as of February 15, 1988 between CFC and the Cooperative (including form of Note and Guarantee) (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 [No. 33-16789 filed on August 27, 1987]).

10.2	First Amendment to Loan Agreement (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 [No. 333-25029]).

10.3	Loan Guarantee and Servicing Agreement, dated as of February 15, 1988, among the Administrator of the RUS, the Cooperative, the Servicer, the Lender and the Trustee (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 [No. 33-16789 filed on August 27, 1987]).

10.4	First Amendment to Loan Guarantee and Servicing Agreement (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 [No. 333-25029]).

10.5	Remarketing Agreement (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 [No. 333-25029]).

10.6	Swap Agreement (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 [No. 333-25029]).

10.7	Liquidity Protection (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 [No. 333-25029]).

10.8	Form of Standby Certificate Purchase Agreement (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 [No. 333-25029]).

12	Computations of ratio of margin to fixed charges.

99	JP Morgan Chase & Co. (successor to Morgan Guaranty Trust Co. of NY) and Morgan Guaranty Trust Company of New York (Swap Counterparty) Financial Information.
31.1	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer required by Section 302 of the Sarbnes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Forms 8-K dated June 15, 2005 and December 15, 2005.
Semi-annual Reports to Certificate holders dated June 15, 2005 and December 15, 2005.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 30st day of March, 2006.

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
Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee of Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 Herndon, Virginia, and

To the Board of Directors of National Rural Utilities Cooperative Finance Corporation Herndon, Virginia

We have audited the accompanying balance sheets of Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 ("the Trust") as of December 31, 2005 and 2004, and the related statements of income and expenses, changes in deficit and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 24, 2006

Report of Independent Registered Public Accounting Firm

To the Trustee of
Rural Electric Cooperative Grantor Trust
(KEPCO) Series 1997, and

To the Board of Directors of
National Rural Utilities Cooperative
Finance Corporation

We have audited the accompanying statements of income and expenses and changes in deficit and cash flows of Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 (the "Trust") for the year ended December 31, 2003. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP

McLean, Virginia
March 19, 2004

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

ASSETS	2005	2004

Interest receivable - KEPCO	$274,994	$286,495

Interest receivable - swap counterparty	138,114	92,949

Note receivable	45,640,000	47,740,000

Total assets	$46,053,108	$48,119,444

LIABILITIES and DEFICIT

Interest payable - Grantor Trust Certificates	$138,114	$92,949

Servicer fees payable	3,366	3,507

Interest payable - swap counterparty	271,628	282,988

Rural Electric Cooperative Grantor Trust Certificates	45,640,000	47,740,000

Derivative liability	6,758,313	9,153,662

Total liabilities	52,811,421	57,273,106

Retained deficit	(9,386,569)	(12,165,533)

Accumulated other comprehensive income	2,628,256	3,011,871

Total deficit	(6,758,313)	(9,153,662)

Total liabilities & deficit	$46,053,108	$48,119,444

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF INCOME AND EXPENSES
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

INCOME

Interest on note receivable	$3,619,717	$3,774,810	$3,894,560

Interest from swap counterparty	1,577,435	716,221	617,143

Total income	5,197,152	4,491,031	4,511,703

EXPENSES

Interest to certificate holders	1,577,435	716,221	617,143

Interest to swap counterparty	3,575,406	3,728,600	3,846,884

Servicer fees	44,311	46,210	47,676

Total expenses	5,197,152	4,491,031	4,511,703

SFAS 133 forward value adjustment	2,778,964	1,582,063	2,649,822

Net income	$2,778,964	$1,582,063	$2,649,822

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF CHANGES IN DEFICIT
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

		Accumulated
		Other
	Retained	Comprehensive	Total
	Deficit	Income	Deficit

Balance as of 12/31/02	$(16,397,418)	$3,833,054	$(12,564,364)

Amortization of SFAS 133
transition adjustment	-	(422,300)	(422,300)

Net income	2,649,822	-	2,649,822

Total comprehensive income			2,227,522

Balance as of 12/31/03	(13,747,596)	3,410,754	(10,336,842)

Amortization of SFAS 133
transition adjustment	-	(398,883)	(398,883)

Net income	1,582,063	-	1,582,063

Total comprehensive income			1,183,180

Balance as of 12/31/04	(12,165,533)	3,011,871	(9,153,662)

Amortization of SFAS 133	-
transition adjustment		(383,615)	(383,615)

Net income	2,778,964	-	2,778,964

Total comprehensive income			2,395,349

Balance as of 12/31/05	$(9,386,569)	$2,628,256	$(6,758,313)

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,778,964	$1,582,063	$2,649,822

Adjustments to reconcile net income to net cash provided by operating activities:

Decrease in interest receivable - KEPCO (Increase) decrease in interest receivable - swap counterparty	11,501 (45,165)	288 (37,720)	8,873 1,305
SFAS 133 forward value adjustment	(2,778,964)	(1,582,063)	(2,649,822)
Increase (decrease) in interest payable- Grantor Trust Certificates	45,165	37,720	(1,305)
Decrease in interest payable - swap counterparty	(11,360)	(284)	(8,765)
Decrease in servicer fees payable	(141)	(4)	(108)
Principal received on note receivable	2,100,000	1,900,000	1,700,000
Principal payment to certificate holders	(2,100,000)	(1,900,000)	(1,700,000)

Net cash provided by operating activities	-	-	-

CASH, beginning of year	-	-	-

CASH, end of year	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid during the year for interest expense on certificates	$1,532,270	$669,400	$617,143

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

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

In order to mitigate the interest rate risk inherent in the Trust, which holds a fixed rate asset (the 1997 Note) and a variable rate obligation, the Cooperative assigned to the Trust certain rights under a Swap Agreement in 1997. The counterparty to the Swap Agreement is JP Morgan Chase & Co. (successor to Morgan Guaranty Trust Company of New York, "Morgan"). Pursuant to the Swap Agreement, the Trust pays to Morgan a fixed rate of interest on the outstanding notional amount, and Morgan pays the Trust a variable rate of interest on the outstanding notional amount. The structure is designed such that the interest amounts paid by the Cooperative to the Trust are the same amounts paid to Morgan, pursuant to the Swap Agreement, plus the amounts payable to CFC, as servicer. The amounts Morgan pays to the Trust under the Swap Agreement are the same amounts as the interest payable by the Trust to the Certificate holders.

The notional amount of the Swap Agreement (which is not included on the Trust's Balance Sheet) was established at $57,390,000 and declines in amount over time such that the outstanding notional amount is always equal to the outstanding balance of the 1997 Note and the Series 1997 Certificates. The Swap Agreement terminates in 2017, but is subject to early termination upon the early redemption of the Certificates.

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
11

The swap agreement had a negative fair value of $6,758,313 and $9,153,662 and is reflected on the balance sheet as a derivative liability as of December 31, 2005 and 2004, respectively. For the years ended December 31, 2005, 2004 and 2003, respectively, the Trust recorded mark-to-market adjustments on the swap agreement of $2,395,349, $1,183,180 and $2,227,522 which increased income and are reflected in the statements of income and expenses as SFAS 133 forward value adjustments. Also included in the SFAS 133 forward value adjustment amounts is amortization of $383,615, $398,883, and $422,300 of the transition adjustment from other comprehensive income to earnings for the years ended December 31, 2005, 2004 and 2003, respectively. A total of $366,741 is expected to be amortized over the next twelve months. The transition adjustment will continue to be amortized over the life of the interest rate swap agreement, which matures on December 4, 2017.

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

Grantor Trust Certificates

Principal payments on the Certificates began in 1998 and will extend over a period of twenty years. The principal payments over the next 5 years and thereafter are as follows:

Years Ending December 31
2006	$ 2,300,000
2007	2,500,000
2008	2,800,000
2009	3,100,000
2010	3,500,000
Thereafter	31,440,000

Total	$45,640,000

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

Comprehensive income includes other comprehensive income related to the transition adjustment recorded when SFAS 133 was adopted in 2001 and the Trust's reported earnings.

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

The following disclosure of the estimated fair value of financial instruments is made in accordance with SFAS No. 107, Disclosure about Fair Value of Financial Instruments. Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 2005 and 2004 along with other valuation methodologies. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 2005 and 2004.

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

Derivative liability

The fair market value is provided by the swap counterparty and is estimated taking into account the current market rate of interest.

The carrying and estimated fair values of the Trust's financial instruments as of December 31, 2005 and 2004 are as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Interest receivable - KEPCO	$274,994	$274,994	$286,495	$286,495
Interest receivable - swap counterparty	138,114	138,114	92,949	92,949
Note receivable	45,640,000	52,601,627	47,740,000	56,376,039

Liabilities:
Interest payable - Grantor
Trust Certificates	138,114	138,114	92,949	92,949
Servicer fees payable	3,366	3,366	3,507	3,507
Interest payable - swap counterparty	271,628	271,628	282,988	282,988
Rural Electric Cooperative
Grantor Trust Certificates	45,640,000	45,640,000	47,740,000	47,740,000
Derivative liability	6,758,313	6,758,313	9,153,662	9,153,662

