Form 10-K
period 2006-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST KEPCO SERIES 1997
filed 2007-03-29
CIK 1058926

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __     No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes __     No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __ Accelerated filer __ Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

The Registrant has no common or voting stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Part I

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters

	a)	There is no established trading market for the certificates representing ownership of the beneficial interest in the Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 (the "Trust").

	b)	As of December 31, 2006 there was one record holder of certificates representing ownership of the beneficial interest in the Trust.

Item 8.	Financial Statements and Supplementary Data

See attached audited financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9B.	Other Information

None

Part III

Item 13.	Certain Relationships and Related Transactions

None.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

	1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2006 and 2005
Statements of Income and Expenses for the Years Ended December 31, 2006, 2005 and 2004
Statements of Changes in Deficit for the Years Ended December 31, 2006, 2005 and 2004
Statements of Cash Flows for the Years Ended December 31, 2006, 2005 (as restated) and 2004 (as restated)
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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 29th day of March, 2007.

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
Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee of Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 Herndon, Virginia, and

To the Board of Directors of National Rural Utilities Cooperative Finance Corporation Herndon, Virginia

We have audited the accompanying balance sheets of Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 ("the Trust") as of December 31, 2006 and 2005, and the related statements of income and expenses, changes in deficit, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7, the accompanying statements of cash flows for the years ended December 31, 2005 and 2004 have been restated.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 29, 2007

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

ASSETS	2006	2005

Interest receivable - KEPCO	$261,911	$274,994

Interest receivable - Swap counterparty	168,896	138,114

Note receivable	43,340,000	45,640,000

Total assets	$43,770,807	$46,053,108

LIABILITIES and DEFICIT

Interest payable - Grantor Trust Certificates	$168,896	$138,114

Servicer fees payable	3,206	3,366

Interest payable - Swap counterparty	258,705	271,628

Rural Electric Cooperative Grantor Trust Certificates	43,340,000	45,640,000

Derivative liability	5,346,596	6,758,313

Total liabilities	49,117,403	52,811,421

Retained deficit	(7,608,111)	(9,386,569)

Accumulated other comprehensive income	2,261,515	2,268,256

Total deficit	(5,346,596)	(6,758,313)

Total liabilities & deficit	$43,770,807	$46,053,108

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF INCOME AND EXPENSES
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

INCOME

Interest on note receivable	$3,459,505	$3,619,717	$3,774,810

Interest from swap counterparty	2,310,806	1,577,435	716,221

Total income	5,770,311	5,197,152	4,491,031

EXPENSES

Interest to certificate holders	2,310,806	1,577,435	716,221

Interest to swap counterparty	3,417,155	3,575,406	3,728,600

Servicer fees	42,350	44,311	46,210

Total expenses	5,770,311	5,197,152	4,491,031

SFAS 133 forward value adjustment	1,778,458	2,778,964	1,582,063

Net income	$1,778,458	$2,778,964	$1,582,063

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF CHANGES IN DEFICIT
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

		Accumulated
		Other
	Retained	Comprehensive	Total
	Deficit	Income	Deficit

Balance as of 12/31/03	$(13,747,596)	$3,410,754	$(10,336,842)

Amortization of SFAS 133
transition adjustment	-	(398,883)	(398,883)

Net income	1,582,063	-	1,582,063

Total comprehensive income			1,183,180

Balance as of 12/31/04	(12,165,533)	3,011,871	(9,153,662)

Amortization of SFAS 133
transition adjustment	-	(383,615)	(383,615)

Net income	2,778,964	-	2,778,964

Total comprehensive income			2,395,349

Balance as of 12/31/05	(9,386,569)	2,628,256	(6,758,313)

Amortization of SFAS 133	-
transition adjustment		(366,741)	(366,741)

Net income	1,778,458	-	1,778,458

Total comprehensive income			1,411,717

Balance as of 12/31/06	$(7,608,111)	$2,261,515	$(5,346,596)

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005 (As restated)*	2004 (As restated)*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,778,458	$2,778,964	$1,582,063

Adjustments to reconcile net income to net cash provided by
operating activities:
Decrease in interest receivable - KEPCO	13,083	11,501	288
Increase in interest receivable - swap counterparty	(30,782)	(45,165)	(37,720)
SFAS 133 forward value adjustment	(1,778,458)	(2,778,964)	(1,582,063)
Increase in interest payable- Grantor Trust Certificates	30,782	45,165	37,720
Decrease in interest payable - swap counterparty	(12,923)	(11,360)	(284)
Decrease in servicer fees payable	(160)	(141)	(4)

Net cash provided by operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal received on note receivable	2,300,000	2,100,000	1,900,000

Net cash provided by investing activities	2,300,000	2,100,000	1,900,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment to certificate holders	(2,300,000)	(2,100,000)	(1,900,000)

Net cash used in financing activities	(2,300,000)	(2,100,000)	(1,900,000)

CASH, beginning of year	-	-	-

CASH, end of year	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid during the year for interest expense on certificates	$2,280,024	$1,532,270	$669,400

See accompanying notes.
* See Note 7.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

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

The swap agreement had a negative fair value of $5,346,596 and $6,758,313 and is reflected on the balance sheet as a derivative liability as of December 31, 2006 and 2005, respectively. For the years ended December 31, 2006, 2005 and 2004, respectively, the Trust recorded mark-to-market adjustments on the swap agreement of $1,411,717, $2,395,349 and $1,183,180 which increased income and are reflected in the statements of income and expenses as SFAS 133 forward value adjustments. Also included in the SFAS 133 forward value adjustment amounts is amortization of $366,741, $383,615, and $398,883 of the transition adjustment from other comprehensive income to earnings for the years ended December 31, 2006, 2005 and 2004, respectively. A total of $348,259 is expected to be amortized over the next twelve months. The transition adjustment will continue to be amortized over the life of the interest rate swap agreement, which matures on December 4, 2017.

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

Grantor Trust Certificates

Principal payments on the Certificates began in 1998 and will extend over a period of twenty years. The principal payments over the next 5 years and thereafter are as follows:

Years Ending December 31
2007	$ 2,500,000
2008	2,800,000
2009	3,100,000
2010	3,500,000
2011	3,900,000
Thereafter	27,540,000

Total	$43,340,000

The Certificates are subject to redemption by the Cooperative, through the Trust, at any time at the remaining principal amount plus accrued interest. In the event of a continuing default, the RUS, as guarantor, may prepay or purchase the Notes at that time. The principal payments received on the Note from the Cooperative coincide with the payments due to the certificate holders.

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

The following disclosure of the estimated fair value of financial instruments is made in accordance with SFAS No. 107, Disclosure about Fair Value of Financial Instruments. Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 2006 and 2005 along with other valuation methodologies. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 2006 and 2005.

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

Derivative liability

The fair market value is provided by the swap counterparty and is estimated taking into account the current market rate of interest.

The carrying and estimated fair values of the Trust's financial instruments as of December 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Interest receivable - KEPCO	$261,911	$261,911	$274,994	$274,994
Interest receivable - swap counterparty	168,896	168,896	138,114	138,114
Note receivable	43,340,000	48,037,618	45,640,000	52,601,627

Liabilities:
Interest payable - Grantor
Trust Certificates	168,896	168,896	138,114	138,114
Servicer fees payable	3,206	3,206	3,366	3,366
Interest payable - swap counterparty	258,705	258,705	271,628	271,628
Rural Electric Cooperative
Grantor Trust Certificates	43,340,000	43,340,000	45,640,000	45,640,000
Derivative liability	5,346,596	5,346,596	6,758,313	6,758,313

6.	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurement.  This statement defines fair value and establishes a framework for measuring fair value under generally accepted accounting principles.  The statement is effective for fiscal years beginning after November 15, 2007.  The implementation of this statement will not have a significant impact on the Trust's financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The statement is effective for the entity's first fiscal year beginning after November 15, 2007. The trust will not elect to value its financial assets or liabilities at fair value, other than as required by SFAS 133. Thus, the implementation of this statement will not have a significant impact on the Trust's financial statements.

7.	RESTATEMENT

In prior years' financial statements, all cash flow activity was presented as net cash flow from operating activities. Subsequent to the issuance of the 2005 financial statements, the Trust's management determined that payments received on the note receivable and principal paid on the Certificates should be classified as cash flows from investing activities and financing activities, respectively. There was no change to the net cash flow from operating activities or the net change to cash flow reported in prior year financial statements. This restatement does not impact the Trust's assets, liabilities, deficit, income or expenses. Below is a summary of the restated amounts.

For the year ended December 31, 2005:	Previously Reported	Adjustment	As Restated

Cash Flows from Operating Activities:

Adjustments to reconcile net income to net cash
provided by operating activities:

Principal received on note receivable	$2,100,000	$(2,100,000)	$-
Principal payment to certificate holders	(2,100,000)	2,100,000	-

Cash Flows from Investing Activities:

Principal received on note receivable	-	2,100,000	$2,100,000

Cash Flows from Financing Activities:

Principal payment to certificate holders	-	(2,100,000)	(2,100,000)

For the year ended December 31, 2004:	Previously Reported	Adjustment	As Restated

Cash Flows from Operating Activities:

Adjustments to reconcile net income to net cash
provided by operating activities:

Principal received on note receivable	$1,900,000	$(1,900,000)	$-
Principal payment to certificate holders	(1,900,000)	1,900,000	-

Cash Flows from Investing Activities:

Principal received on note receivable	-	1,900,000	$1,900,000

Cash Flows from Financing Activities:

Principal payment to certificate holders	-	(1,900,000)	(1,900,000)

