Form 10-K
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST KEPCO SERIES 1997
filed 2008-03-27
CIK 1058926

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __      No X

The Registrant has no common or voting stock.

Part I

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters

	a)	There is no established trading market for the certificates representing ownership of the beneficial interest in the Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 (the “Trust”).

	b)	As of December 31, 2007 there was one record holder of certificates representing ownership of the beneficial interest in the Trust.

Item 8.	Financial Statements and Supplementary Data

See attached audited financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9B.	Other Information

None.

Part III

Item 13.	Certain Relationships and Related Transactions

None.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

	1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2007 and 2006
Statements of Income and Expenses for the Years Ended December 31, 2007, 2006 and 2005
Statements of Changes in Deficit for the Years Ended December 31, 2007, 2006 and 2005
Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
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

10.4	First Amendment to Loan Guarantee and Servicing Agreement (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 [No. 333-25029]).

10.5	Remarketing Agreement (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 [No. 333-25029]).

10.6	Swap Agreement (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 [No. 333-25029]).

10.7	Liquidity Protection (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 [No. 333-25029]).

10.8	Form of Standby Certificate Purchase Agreement (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 [No. 333-25029]).

12	Computations of ratio of margin to fixed charges.

99	JP Morgan Chase & Co. (successor to Morgan Guaranty Trust Co. of NY) and Morgan Guaranty Trust Company of New York (Swap Counterparty) Financial Information.
31.1	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 27th day of March, 2008.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

By:NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION as Servicer

By:            /s/ SHELDON C. PETERSEN
Sheldon C. Petersen, Governor and
     Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee of
Rural Electric Cooperative Grantor Trust
(KEPCO) Series 1997
Herndon, Virginia, and

To the Board of Directors of
National Rural Utilities Cooperative Finance Corporation
Herndon, Virginia

We have audited the accompanying balance sheets of Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 (“the Trust”) as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in deficit, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Trust's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 26, 2008

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS

Interest receivable – KEPCO	$248,701	$261,911

Interest receivable - swap counterparty	147,472	168,896

Notes receivable	40,840,000	43,340,000

Total assets	$41,236,173	$43,770,807

LIABILITIES and DEFICIT

Interest payable - Grantor Trust Certificates	$147,472	$168,896

Servicer fees payable	3,045	3,206

Interest payable - swap counterparty	245,656	258,705

Rural Electric Cooperative Grantor Trust Certificates	40,840,000	43,340,000

Derivative liability	6,277,541	5,346,596

Total liabilities	47,513,714	49,117,403

Retained deficit	(8,190,797)	(7,608,111)

Accumulated other comprehensive income	1,913,256	2,261,515

Total deficit	(6,277,541)	(5,346,596)

Total liabilities & deficit	$41,236,173	$43,770,807

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF INCOME AND EXPENSES
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

INCOME

Interest on notes receivable	$3,285,154	$3,459,505	$3,619,717

Interest from swap counterparty	2,299,941	2,310,806	1,577,435

Total income	5,585,095	5,770,311	5,197,152

EXPENSES

Interest to certificate holders	2,299,941	2,310,806	1,577,435

Interest to swap counterparty	3,244,938	3,417,155	3,575,406

Servicer fees	40,216	42,350	44,311

Total expenses	5,585,095	5,770,311	5,197,152

SFAS 133 forward value adjustment	(582,686)	1,778,458	2,778,964

Net (loss) income	$(582,686)	$1,778,458	$2,778,964

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF CHANGES IN DEFICIT
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

		Accumulated
		Other
	Retained	Comprehensive	Total
	Deficit	Income	Deficit

Balance as of 12/31/04	$(12,165,533)	$3,011,871	$(9,153,662)

Amortization of SFAS 133
transition adjustment	-	(383,615)	(383,615)

Net income	2,778,964	-	2,778,964

Total comprehensive income			2,395,349

Balance as of 12/31/05	(9,386,569)	2,628,256	(6,758,313)

Amortization of SFAS 133
transition adjustment	-	(366,741)	(366,741)

Net income	1,778,458	-	1,778,458

Total comprehensive income			1,411,717

Balance as of 12/31/06	(7,608,111)	2,261,515	(5,346,596)

Amortization of SFAS 133
transition adjustment	-	(348,259)	(348,259)

Net loss	(582,686)	-	(582,686)

Total comprehensive loss			(930,945)

Balance as of 12/31/07	$(8,190,797)	$1,913,256	$(6,277,541)

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(582,686)	$1,778,458	$2,778,964

Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in interest receivable - KEPCO	13,210	13,083	11,501
Decrease (increase) in interest receivable – swap counterparty	21,424	(30,782)	(45,165)
SFAS 133 forward value adjustment	582,686	(1,778,458)	(2,778,964)
(Decrease) increase in interest payable- Grantor Trust Certificates	(21,424)	30,782	45,165
Decrease in interest payable - swap counterparty	(13,049)	(12,923)	(11,360)
Decrease in servicer fees payable	(161)	(160)	(141)

Net cash provided by operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal received on notes receivable	2,500,000	2,300,000	2,100,000

Net cash provided by investing activities	2,500,000	2,300,000	2,100,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment to certificate holders	(2,500,000)	(2,300,000)	(2,100,000)

Net cash used in financing activities	(2,500,000)	(2,300,000)	(2,100,000)

CASH, beginning of year	-	-	-

CASH, end of year	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid during the year for interest expense on certificates	$2,321,365	$2,280,024	$1,532,270

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

1.      ORGANIZATION AND OPERATIONS

Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 (the "Trust") was formed under a Trust Agreement dated December 20, 1996, among National Rural Utilities Cooperative Finance Corporation ("CFC"), Kansas Electric Power Cooperative, Inc. (the "Cooperative") and Bank One, formerly The First National Bank of Chicago (the "Trustee").  The assets of the Trust consist of lender loan notes (the “1997 Notes”) bearing interest at 7.597% and maturing in 2017.  In addition, the Trust also holds certain rights under an interest rate Swap Agreement (the “Swap Agreement”).  Effective September 2, 2004, U. S. Bank Trust National Association replaced Bank One as Trustee.

Rural Electric Cooperative Grantor Trust (KEPCO) Trusts K-1 and K-2 were created on February 15, 1988 resulting from a refinancing of loans from the Federal Financing Bank (“FFB”) which were guaranteed by the Rural Electrification Administration, as predecessor in intent to the Rural Utilities Service (“RUS”).  The FFB loans were refinanced through CFC and in exchange the Cooperative executed lender loan notes (the “Notes”) to CFC.  CFC then deposited the Notes into separate Trusts.  In turn, the Trusts issued to CFC, as depositor of the Trusts, two certificates: Rural Electric Cooperative Grantor Trust (KEPCO) 9.23% Certificate, due 2002 and Rural Electric Cooperative Grantor Trust (KEPCO) 9.73% Certificate, due 2017 (the "Certificates") in the amounts of $11,075,000 and $51,340,000, respectively.  The Certificates were not subject to full redemption prior to December 15, 1997.  On December 18, 1997, the Notes were refinanced, the outstanding Certificates were redeemed, and Trusts K-1 and K-2 were terminated.  The Notes in the outstanding principal amount of $57,390,000 were then deposited into the Trust.  The Notes are guaranteed (the “Guarantee”) as to timely payment of principal and interest by the United States of America, acting through the Administrator of RUS. The General Counsel of the United States Department of Agriculture has issued an opinion that the Guarantee is supported by the full faith and credit of the United States of America.  The Trust issued Certificates of beneficial interest (the “Series 1997 Certificates”) which bear interest at a variable rate and mature in 2017.  In the course of refinancing, Certificates of beneficial interest were sold to third party investors.  CFC no longer holds a continuing interest in the Trust.

In order to mitigate the interest rate risk inherent in the Trust, which holds a fixed rate asset (the 1997 Notes) and a variable rate obligation, the Cooperative assigned to the Trust certain rights under a Swap Agreement in 1997.  The counterparty to the Swap Agreement is JP Morgan Chase & Co. (successor to Morgan Guaranty Trust Company of New York, “Morgan”).  Pursuant to the Swap Agreement, the Trust pays to Morgan a fixed rate of interest on the outstanding notional amount, and Morgan pays the Trust a variable rate of interest on the outstanding notional amount.  The structure is designed such that the interest amounts paid by the Cooperative to the Trust are the same amounts paid to Morgan, pursuant to the Swap Agreement, plus the amounts payable to CFC, as servicer.  The amounts Morgan pays to the Trust under the Swap Agreement are the same amounts as the interest payable by the Trust to the Certificate holders.

The notional amount of the Swap Agreement (which is not included on the Trust's Balance Sheet) was established at $57,390,000 and declines in amount over time such that the outstanding notional amount is always equal to the outstanding balance of the 1997 Notes and the Series 1997 Certificates.  The Swap Agreement terminates in 2017, but is subject to early termination upon the early redemption of the Certificates.

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

The Swap Agreement had a negative fair value of $6,277,541 and $5,346,596 and is reflected on the balance sheet as a derivative liability as of December 31, 2007 and 2006, respectively. For the years ended December 31, 2007, 2006 and 2005, respectively, the Trust recorded mark-to-market adjustments on the Swap Agreement of $(930,945), $1,411,717 and $2,395,349 which increased (expenses) income and are reflected in the statements of income and expenses as SFAS 133 forward value adjustments.  Also included in the SFAS 133 forward value adjustment amounts is amortization of $348,259, $366,741, and $383,615 of the transition adjustment from other comprehensive income to earnings for the years ended December 31, 2007, 2006 and 2005, respectively.   A total of $328,170 is expected to be amortized over the next twelve months.   The transition adjustment will continue to be amortized over the life of the interest rate Swap Agreement, which matures on December 4, 2017.

Consistent with the pass-through substance of the Trust, all amounts that the Trust receives and pays related to the Swap Agreement are included at gross amounts in the statements of income and expenses as interest from swap agreement and interest to swap counterparty, respectively.  All interest receivable and payable on the Swap Agreement are included in the balance sheet as interest receivable - swap counterparty and interest payable - swap counterparty, respectively.

Grantor Trust Certificates

Principal payments on the Certificates began in 1998 and will extend over a period of twenty years.  The principal payments over the next five years and thereafter are as follows:

Years Ending December 31
2008	$ 2,800,000
2009	3,100,000
2010	3,500,000
2011	3,900,000
2012	4,300,000
Thereafter	23,240,000

Total	$40,840,000

The Certificates are subject to redemption by the Cooperative, through the Trust, at any time at the remaining principal amount plus accrued interest.  In the event of a continuing default, the RUS, as guarantor, may prepay or purchase the Notes at that time.  The principal payments received on the Notes from the Cooperative coincide with the payments due to the Certificate holders.

Each Certificate represents an undivided fractional interest in the Trust.  CFC is the depositor of the Trust and acts as servicer of the Note.

2.      TAX STATUS OF THE TRUST

It is expected that the Trust will not have any liability for federal or state income taxes for the current or future years.

3.      NOTES RECEIVABLE, INTEREST AND SERVICER FEE ACCOUNTING

The Trust accounts for its notes receivable at cost.  No allowance for loan losses has been recorded due to the guarantee provided by the United States of America.

The Trust records interest income as it is earned and accrues interest expense and servicer fees as they are incurred.  Servicer fees are accrued at 0.093% of the outstanding principal balance of the Note.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Trust.  With regards to the fair values below, actual amounts could differ from these estimates.

The following disclosure of the estimated fair value of financial instruments is made in accordance with SFAS No. 107, Disclosure about Fair Value of Financial Instruments.  Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 2007 and 2006 along with other valuation methodologies.  Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at
December 31, 2007 and 2006.

Notes receivable

Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Rural Electric Cooperative Grantor Trust Certificates

The Trust Certificates pay a variable rate of interest that is reset weekly, and as such are considered to be carried at fair value.

Derivative liability

The fair market value is provided by the swap counterparty and is estimated taking into account the current market rate of interest.

The carrying and estimated fair values of the Trust's financial instruments as of December 31, 2007 and 2006 are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Interest receivable - KEPCO	$248,701	$248,701	$261,911	$261,911
Interest receivable - swap counterparty	147,472	147,472	168,896	168,896
Notes receivable	40,840,000	46,588,345	43,340,000	48,037,618

Liabilities:
Interest payable - Grantor
Trust Certificates	147,472	147,472	168,896	168,896
Servicer fees payable	3,045	3,045	3,206	3,206
Interest payable - swap counterparty	245,656	245,656	258,705	258,705
Rural Electric Cooperative
Grantor Trust Certificates	40,840,000	40,840,000	43,340,000	43,340,000
Derivative liability	6,277,541	6,277,541	5,346,596	5,346,596

6.      NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement.  This statement defines fair value and establishes a framework for measuring fair value under generally accepted accounting principles.  The statement is effective for fiscal years beginning after November 15, 2007.  The implementation of this statement will not have a significant impact on the Trust’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The statement is effective for the entity’s first fiscal year beginning after November 15, 2007.  The Trust will not elect to value its financial assets or liabilities at fair value, other than as required by SFAS 133.  Thus, the implementation of this statement will not have a significant impact on the Trust’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities. This statement requires enhanced disclosures about an entity’s derivative and hedging activities.  The statement is effective for fiscal years beginning after November 15, 2008.  The implementation of this statement will not have a significant impact on the Trust’s financial statements.