Form 10-K
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST KEPCO SERIES 1997
filed 2009-03-06
CIK 1058926

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __      No X

The Registrant has no common or voting stock.

Part I

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters

	a)	There is no established trading market for the certificates representing ownership of the beneficial interest in the Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 (the “Trust”).

	b)	As of December 31, 2008 there was one record holder of certificates representing ownership of the beneficial interest in the Trust.

Item 8.	Financial Statements and Supplementary Data

See attached audited financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9B.	Other Information

None.

Part III

Item 13.	Certain Relationships and Related Transactions

None.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

	1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2008 and 2007
Statements of Income and Expenses for the Years Ended December 31, 2008, 2007 and 2006
Statements of Changes in Deficit for the Years Ended December 31, 2008, 2007 and 2006
Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 6th day of March, 2009.

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
(KEPCO) Series 1997
Herndon, Virginia, and

To the Board of Directors of
National Rural Utilities Cooperative Finance Corporation
Herndon, Virginia

We have audited the accompanying balance sheets of Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 (“the Trust”) as of December 31, 2008 and 2007, and the related statements of income and expenses, changes in deficit, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Trust's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE, LLP

McLean, Virginia
March 5, 2009

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS

Interest receivable – KEPCO	$231,270	$248,701

Interest receivable - swap counterparty	119,402	147,472

Notes receivable	38,040,000	40,840,000

Total assets	$38,390,672	$41,236,173

LIABILITIES and DEFICIT

Interest payable - Grantor Trust Certificates	$119,402	$147,472

Servicer fees payable	2,832	3,045

Interest payable - swap counterparty	228,438	245,656

Rural Electric Cooperative Grantor Trust Certificates	38,040,000	40,840,000

Derivative liability	9,780,530	6,277,541

Total liabilities	48,171,202	47,513,714

Retained deficit	(11,365,615)	(8,190,797)

Accumulated other comprehensive income	1,585,085	1,913,256

Total deficit	(9,780,530)	(6,277,541)

Total liabilities & deficit	$38,390,672	$41,236,173

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF INCOME AND EXPENSES
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

INCOME

Interest on notes receivable	$3,090,987	$3,285,154	$3,459,505

Interest from swap counterparty	1,580,794	2,299,941	2,310,806

Total income	4,671,781	5,585,095	5,770,311

EXPENSES

Interest to certificate holders	1,580,794	2,299,941	2,310,806

Interest to swap counterparty	3,053,148	3,244,938	3,417,155

Servicer fees	37,839	40,216	42,350

Total expenses	4,671,781	5,585,095	5,770,311

SFAS 133 forward value adjustment	(3,174,818)	(582,686)	1,778,458

Net (loss) income	$(3,174,818)	$(582,686)	$1,778,458

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF CHANGES IN DEFICIT
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

		Accumulated
		Other
	Retained	Comprehensive	Total
	Deficit	Income	Deficit

Balance as of 12/31/05	$(9,386,569)	$2,628,256	$(6,758,313)

Amortization of SFAS 133
transition adjustment	-	(366,741)	(366,741)

Net income	1,778,458	-	1,778,458

Total comprehensive income			1,411,717

Balance as of 12/31/06	(7,608,111)	2,261,515	(5,346,596)

Amortization of SFAS 133
transition adjustment	-	(348,259)	(348,259)

Net income	(582,686)	-	(582,686)

Total comprehensive income			(930,945)

Balance as of 12/31/07	(8,190,797)	1,913,256	(6,277,541)

Amortization of SFAS 133
transition adjustment	-	(328,170)	(328,170)

Net loss	(3,174,818)	-	(3,174,818)

Total comprehensive loss			(3,502,988)

Balance as of 12/31/08	$(11,365,615)	$1,585,086	$(9,780,530)

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,174,818)	$(582,686)	$1,778,458

Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in interest receivable - KEPCO	17,431	13,210	13,083
Decrease (increase) in interest receivable – swap counterparty	28,070	21,424	(30,782)
SFAS 133 forward value adjustment – Loss (Gain)	3,174,818	582,686	(1,778,458)
(Decrease) increase in interest payable- Grantor Trust Certificates	(28,070)	(21,424)	30,782
Decrease in interest payable - swap counterparty	(17,218)	(13,049)	(12,923)
Decrease in servicer fees payable	(214)	(161)	(160)

Net cash provided by operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal received on notes receivable	2,800,000	2,500,000	2,300,000

Net cash provided by investing activities	2,800,000	2,500,000	2,300,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment to certificate holders	(2,800,000)	(2,500,000)	(2,300,000)

Net cash used in financing activities	(2,800,000)	(2,500,000)	(2,300,000)

CASH, beginning of year	-	-	-

CASH, end of year	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid during the year for interest expense on certificates	$1,608,863	$2,321,365	$2,280,024

See accompanying notes.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

1.      ORGANIZATION AND OPERATIONS

Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 (the "Trust") was formed under a Trust Agreement dated December 20, 1996, among National Rural Utilities Cooperative Finance Corporation ("CFC"), Kansas Electric Power Cooperative, Inc. (the "Cooperative") and Bank One, formerly The First National Bank of Chicago (the "Trustee").  The assets of the Trust consist of lender loan notes (the “1997 Notes”) bearing interest at 7.597 percent and maturing in 2017.  In addition, the Trust also holds certain rights under an interest rate Swap Agreement (the “Swap Agreement”).  Effective September 2, 2004, U. S. Bank Trust National Association replaced Bank One as Trustee.

Rural Electric Cooperative Grantor Trust (KEPCO) Trusts K-1 and K-2 were created on February 15, 1988 resulting from a refinancing of loans from the Federal Financing Bank (“FFB”) which were guaranteed by the Rural Electrification Administration, as predecessor in intent to the Rural Utilities Service (“RUS”).  The FFB loans were refinanced through CFC and in exchange the Cooperative executed lender loan notes (the “Notes”) to CFC.  CFC then deposited the Notes into separate Trusts.  In turn, the Trusts issued to CFC, as depositor of the Trusts, two certificates: Rural Electric Cooperative Grantor Trust (KEPCO) 9.23 percent Certificate, due 2002 and Rural Electric Cooperative Grantor Trust (KEPCO) 9.73 percent Certificate, due 2017 (the "Certificates") in the amounts of $11,075,000 and $51,340,000, respectively.  The Certificates were not subject to full redemption prior to December 15, 1997.  On December 18, 1997, the Notes were refinanced, the outstanding Certificates were redeemed, and Trusts K-1 and K-2 were terminated.  The Notes in the outstanding principal amount of $57,390,000 were then deposited into the Trust.  The Notes are guaranteed (the “Guarantee”) as to timely payment of principal and interest by the United States of America, acting through the Administrator of RUS. The General Counsel of the United States Department of Agriculture has issued an opinion that the Guarantee is supported by the full faith and credit of the United States of America.  The Trust issued Certificates of beneficial interest (the “Series 1997 Certificates”) which bear interest at a variable rate and mature in 2017.  In the course of refinancing, Certificates of beneficial interest were sold to third party investors.  CFC no longer holds a continuing interest in the Trust.

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

Morgan provides a liquidity facility in respect of the Certificates until such time as all outstanding Certificates have been paid in full.  Investors have the right to put the certificates back to the remarketing agent in the event they are unable to resell the certificates.  The remarketing agent is Goldman Sachs & Co. (“Goldman Sachs”), as successor to the original remarketing agent, Alex. Brown & Sons (“Alex Brown”).

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

The Swap Agreement had a negative fair value of $9,780,530 and $6,277,541 and is reflected on the balance sheet as a derivative liability as of December 31, 2008 and 2007, respectively. For the years ended December 31, 2008, 2007 and 2006, respectively, the Trust recorded mark-to-market adjustments on the Swap Agreement of $(3,502,988), $(930,945) and $1,411,717 which increased (expenses) income and are reflected in the statements of income and expenses as SFAS 133 forward value adjustments.  Also included in the SFAS 133 forward value adjustment amounts is amortization of $328,170, $348,259, and $366,741 of the transition adjustment from other comprehensive income to earnings for the years ended December 31, 2008, 2007 and 2006, respectively.   A total of $305,671 is expected to be amortized over the next twelve months.   The transition adjustment will continue to be amortized over the life of the interest rate Swap Agreement, which matures on December 4, 2017.

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

SFAS 161
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. This statement requires enhanced disclosures about an entity’s derivative and hedging activities.  The statement is effective for fiscal years beginning after November 15, 2008.  The Trust’s adoption of SFAS 161 on January 1, 2009 is not expected to have a material impact on the Trust’s financial position or results of operations

Grantor Trust Certificates

Principal payments on the Certificates began in 1998 and will extend over a period of twenty years.  The principal payments over the next five years and thereafter are as follows:

Years Ending December 31
2009	$3,100,000
2010	3,500,000
2011	3,900,000
2012	4,300,000
2013	4,800,000
Thereafter	18,440,000

Total	$38,040,000

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

The Trust records interest income as it is earned and accrues interest expense and servicer fees as they are incurred.  Servicer fees are accrued at 0.093 percent of the outstanding principal balance of the Note.

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

The following disclosure of the estimated fair value of financial instruments is made in accordance with SFAS No. 107, Disclosure about Fair Value of Financial Instruments.  Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 2008 and 2007 along with other valuation methodologies.  Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 2008 and 2007.

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

Derivative liability

The fair market value is provided by the swap counterparty and is estimated taking into account the current market rate of interest.

The carrying and estimated fair values of the Trust's financial instruments as of December 31, 2008 and 2007 are as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Interest receivable - KEPCO	$231,270	$231,270	$248,701	$248,701
Interest receivable - swap counterparty	119,402	119,402	147,472	147,472
Notes receivable	38,040,000	44,866,976	40,840,000	46,588,345

Liabilities:
Interest payable - Grantor
Trust Certificates	$119,402	$119,402	$147,472	$147,472
Servicer fees payable	2,832	2,832	3,045	3,045
Interest payable - swap counterparty	228,438	228,438	245,656	245,656
Rural Electric Cooperative
Grantor Trust Certificates	38,040,000	38,040,000	40,840,000	40,840,000
Derivative liability	9,780,530	9,780,530	6,277,541	6,277,541

Effective January 1, 2008, the Trust adopted SFAS 157, Fair Value Measurements (“SFAS 157”), and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities —including an amendment of FASB Statement No. 115 (“SFAS 159”).

SFAS 157
SFAS 157 defines fair value, sets out a framework for measuring fair value, and expands disclosure requirements about fair value measurement.  SFAS 157, among other things, requires the Trust to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

SFAS 157 establishes the following fair value hierarchy:
•	Level 1 -	Quoted prices for identical instruments in active markets.
•	Level 2 -	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•	Level 3 -	Instruments whose significant value drivers are unobservable.

The Trust’s only asset or liability that is measured at fair value on a recurring or nonrecurring basis is the derivative instrument.  The fair market value is provided by the swap counterparty and is estimated taking into account the current market rate of interest.

    Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Trust accounts for its derivative in accordance with SFAS 133, which establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value.  Because there is not an active secondary market for the types of derivative instrument the Trust uses, it obtains market quotes from the derivative counterparty to adjust the derivative to fair value on an annual basis.  The market quote is based on the expected future cash flow and estimated yield curves.

The Trust performs its own analysis to validate the market quotes obtained from the derivative counterparty.  The Trust entered into an exchange agreement with a highly rated counterparty that participates in the Servicer’s revolving credit agreements.  The exchange agreement contains master netting arrangements as part of the ISDA agreement.

The Trust records the change in the fair value of its derivative for each reporting period in the derivative forward value line on the statement of operations as currently the derivative does not qualify for hedge accounting.

The Trust’s valuation technique for derivatives is based upon observable inputs, which reflect market data.  Fair value for the Trust’s derivative instruments falls under Level 2, as described above.

The following table presents the Trust’s asset and liability measured at fair value on a recurring basis at December 31, 2008:

(	Level 1	Level 2	Level 3
Derivative assets	$-	$-	$-

Derivative liabilities	-	(9,780,530)	-

    SFAS 159
SFAS 159 established the fair value option, which permits entities to choose to measure eligible financial instruments at fair value. The Trust elected not to measure eligible financial instruments at fair value and therefore the adoption of SFAS 159 did not have an impact on the Trust's financial statements.