Form 10-K
period 2009-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST KEPCO SERIES 1997
filed 2010-03-29
CIK 1058926

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2009 and 2008
Statements of Income and Expenses for the Years Ended December 31, 2009, 2008 and 2007
Statements of Changes in Deficit for the Years Ended December 31, 2009, 2008 and 2007
Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 29th day of March, 2010.

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
(KEPCO) Series 1997
Herndon, Virginia, and

To the Board of Directors of
National Rural Utilities Cooperative Finance Corporation
Herndon, Virginia

We have audited the accompanying balance sheets of Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 (the “Trust”) as of December 31, 2009 and 2008, and the related statements of income and expenses, changes in deficit, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE, LLP

McLean, Virginia
March 29, 2010

1

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
BALANCE SHEETS

	DECEMBER 31,
	2009	2008
ASSETS

Interest receivable – KEPCO	$213,649	$231,270

Interest receivable - swap counterparty	43,967	119,402

Notes receivable	34,940,000	38,040,000

Total assets	$35,197,616	$38,390,672

LIABILITIES AND DEFICIT
Liabilities
Interest payable - Grantor Trust Certificates	$43,967	$119,402

Servicer fees payable	2,616	2,832

Interest payable - swap counterparty	211,033	228,438

Rural Electric Cooperative Grantor Trust Certificates	34,940,000	38,040,000

Derivative liability	6,731,747	9,780,530

Total liabilities	41,929,363	48,171,202

Commitments and contingencies

Deficit
Accumulated deficit	(8,011,162)	(11,365,615)

Accumulated other comprehensive income	1,279,415	1,585,085

Total deficit	(6,731,747)	(9,780,530)

Total liabilities and deficit	$35,197,616	$38,390,672

See accompanying Notes to Financial Statements

2

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF INCOME AND EXPENSES

	YEAR ENDED DECEMBER 31,
	2009	2008	2007

INCOME

Interest on notes receivable	$2,878,778	$3,090,987	$3,285,154

Total income	2,878,778	3,090,987	3,285,154

EXPENSES

Interest to certificate holders	692,179	1,580,794	2,299,941

Servicer fees	35,241	37,839	40,216

Total expenses	727,420	1,618,633	2,340,157

Derivative unrealized/realized gain (loss), net	1,203,095	(4,647,172)	(1,527,683)

Net income (loss)	$3,354,453	$(3,174,818)	$(582,686)

See accompanying Notes to Financial Statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF CHANGES IN DEFICIT

		Accumulated
		Other
	Accumulated	Comprehensive	Total
	Deficit	Income	Deficit

Balance – December 31, 2006	$(7,608,111)	$2,261,515	$(5,346,596)

Amortization of transition adjustment	-	(348,259)	(348,259)

Net loss	(582,686)	-	(582,686)

Total comprehensive income			(930,945)

Balance – December 31, 2007	(8,190,797)	1,913,256	(6,277,541)

Amortization of transition adjustment	-	(328,171)	(328,171)

Net loss	(3,174,818)	-	(3,174,818)

Total comprehensive income			(3,502,989)

Balance – December 31, 2008	(11,365,615)	1,585,085	(9,780,530)

Amortization of transition adjustment	-	(305,670)	(305,670)

Net income	3,354,453	-	3,354,453

Total comprehensive income			3,048,783

Balance – December 31, 2009	$(8,011,162)	$1,279,415	$(6,731,747)

See accompanying Notes to Financial Statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,354,453	$(3,174,818)	$(582,686)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Decrease in interest receivable - KEPCO	17,621	17,431	13,210
Decrease in interest receivable – swap counterparty	75,435	28,070	21,424
Derivative unrealized (gain) loss	(3,354,453)	3,174,818	582,686
Decrease in interest payable- Grantor Trust Certificates	(75,435)	(28,070)	(21,424)
Decrease in interest payable - swap counterparty	(17,405)	(17,218)	(13,049)
Decrease in servicer fees payable	(216)	(214)	(161)

Net cash provided by operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Principal received on notes receivable	3,100,000	2,800,000	2,500,000

Net cash provided by investing activities	3,100,000	2,800,000	2,500,000

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment to certificate holders	(3,100,000)	(2,800,000)	(2,500,000)

Net cash used in financing activities	(3,100,000)	(2,800,000)	(2,500,000)

NET INCREASE IN CASH	-	-	-

CASH - Beginning of Year	-	-	-

CASH - End of Year	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for interest expense on certificates	$767,615	$1,608,863	$2,321,365

See accompanying Notes to Financial Statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

1.      ORGANIZATION AND OPERATIONS

Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 (the “Trust”) was formed under a Trust Agreement dated December 20, 1996, among National Rural Utilities Cooperative Finance Corporation (“CFC”), Kansas Electric Power Cooperative, Inc. (the “Cooperative”) and Bank One, formerly The First National Bank of Chicago (the “Trustee”). The assets of the Trust consist of lender loan notes (the “1997 Notes”) bearing interest at 7.597% and maturing in 2017.

The 1997 Notes originated from a transaction whereby CFC refinanced loans from the Federal Financing Bank, guaranteed by the Rural Utilities Service (“RUS” – previously Rural Electrification Administration) and in exchange CFC received from the Cooperative the 1997 Notes which CFC subsequently placed into two trusts, K-1 and K-2 that have since been terminated and replaced by the Series 1997 Trust. The 1997 Notes are guaranteed (the “Guarantee”) as to timely payment of principal and interest by the United States of America, acting through the Administrator of RUS. The General Counsel of the United States Department of Agriculture has issued an opinion that the Guarantee is supported by the full faith and credit of the United States of America. The Trust issued Certificates of beneficial interest (the “Series 1997 Certificates”) which bear interest at a variable rate and mature in 2017. In the course of refinancing, certificates of beneficial interest were sold to third party investors. CFC no longer holds a continuing interest in the Trust.

Effective September 2, 2004, U. S. Bank Trust National Association (“U.S. Bank”) replaced Bank One as Trustee.

The Trust also holds certain rights the Cooperative assigned to the Trust under an interest rate swap agreement. The swap agreement was put into place in order to mitigate the interest rate risk inherent in the Trust, which holds a fixed rate asset (the 1997 Notes) and a variable rate obligation. The counterparty to the swap is JP Morgan Chase & Co. (“JP Morgan”). Pursuant to the swap agreement, the Trust pays to JP Morgan a fixed rate of interest on the outstanding notional amount, and JP Morgan pays the Trust a variable rate of interest on the outstanding notional amount. The structure is designed such that the interest amounts paid by the Cooperative to the Trust are the same amounts paid to JP Morgan, pursuant to the swap agreement, plus the amounts payable to CFC, as servicer. The amounts JP Morgan pays to the Trust under the swap agreement are the same amounts as the interest payable by the Trust to the Series 1997 Certificate holders.

The notional amount of the swap agreement (which is not included on the Trust’s balance sheet) was established at $57,390,000 and declines in amount over time such that the outstanding notional amount is always equal to the outstanding balance of the 1997 Notes and the Series 1997 Certificates. The swap agreement terminates in 2017, but is subject to early termination upon the early redemption of the Series 1997 Certificates.

JP Morgan provides a liquidity facility with respect to the Series 1997 Certificates until such time as all outstanding Series 1997 Certificates have been paid in full. Investors have the right to put the certificates back to the remarketing agent in the event they are unable to resell the certificates. The remarketing agent is Goldman Sachs & Co. as successor to the original remarketing agent, Alex Brown & Sons.

Basis of Presentation

The accompanying financial statements are prepared under the accrual method of accounting in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements requires the Trust’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Trust.  Actual amounts could differ from these estimates. Areas in which estimates have been made include, but are not limited to, the fair value of derivative financial instruments.

Reclassifications

Reclassifications of prior period amounts have been made to conform to the current reporting format and the presentation in our Form 10-K for the year ended December 31, 2009.  Specifically, the interest from swap counterparty recorded in income totaling $1,580,794 and $2,299,941 for the years ended December 31, 2008 and 2007, respectively and the interest to swap counterparty recorded in expenses totaling $3,053,148 and $3,244,938 for the years ended December 31, 2008 and 2007, respectively, have been reclassified to derivative unrealized/realized gain (loss), net on the statement of income and expenses to conform to the December 31, 2009 presentation.  This reclassification was made to present the unrealized gains and losses on the derivative (derivative forward value) in the same category on the statement of income and expenses with the realized gains and losses on the derivate (net periodic cash settlements) as the derivative instrument is not designated as a hedging instrument.

Notes Receivable, Interest, and Servicer Fee Accounting

The Trust accounts for its notes receivable at cost.  No allowance for loan losses has been recorded due to the guarantee provided by the United States of America.

The Trust records interest income as it is earned and accrues interest expense and servicer fees as they are incurred. Servicer fees are accrued at 0.093% of the outstanding principal balance of the Note.

Fair Value of Financial Instruments

The carrying amounts reported for interest receivable, interest payable, and servicer fees payable approximate fair values due to the short-term maturity of these instruments. See Note 4, Fair Value of Financial Instruments for additional information.

Derivative Financial Instruments

The Trust uses an interest rate swap to mitigate variability in its interest rate risk. The cash flows associated with the swap are determined by any changes in the underlying interest rates.

The Trust is neither a dealer nor a trader in derivative financial instruments.

Comprehensive Income

Comprehensive income includes other comprehensive income related to the transition adjustment recorded upon adoption of the accounting guidance related to derivative financial instruments. The transition adjustment represents the difference between the derivative’s carrying amount prior to adoption of the accounting guidance related to derivative financial instruments and its fair value after adoption.

Tax Status of the Trust

It is expected that the Trust will not have any liability for federal or state income taxes for the current or future years because the Trust is a pass-through entity that is not subject to income taxes.

Grantor Trust Certificates

Principal payments on the Trust Certificates began in 1998 and will extend over a period of twenty years. The principal payments over the next five years and thereafter are as follows:

Years Ending December 31,

2010	$ 3,500,000
2011	3,900,000
2012	4,300,000
2013	4,800,000
2014	5,300,000
Thereafter	13,140,000

Total	$34,940,000

The Certificates are subject to redemption by the Cooperative, through the Trust, at any time at the remaining principal amount plus accrued interest. In the event of a continuing default, the RUS, as guarantor, may prepay or purchase the 1997 Notes at that time. The principal payments received on the 1997 Notes from the Cooperative coincide with the payments due to the Series 1997 Certificate holders.

Each Series 1997 Certificate represents an undivided fractional interest in the Trust. CFC is the depositor of the Trust and acts as servicer of the 1997 Notes.

Significant New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification (“Codification” or “ASC”) as the only source of authoritative GAAP in the United States, except that rules and interpretive releases issued by the Securities and Exchange Commission (“SEC”) also are sources of authoritative GAAP for SEC registrants.  Subsequent to the issuance of SFAS No. 168, the FASB will no longer issue Statements, Staff Positions, or Emerging Issues Task Force Abstracts, but will issue Accounting Standards Updates (“ASU”) which will amend the Codification.  As a result, the Codification supersedes authoritative literature effective prior to June 2009.

2.	DERIVATIVE

On January 1, 2001, the Trust recorded a derivative asset of $4,628,105 with a corresponding credit to other comprehensive income representing a transition adjustment upon the adoption of the accounting guidance related to derivative financial instruments. The interest rate swap agreement was recorded at fair value on the balance sheet. The interest rate swap was not designated as a hedge on January 1, 2001, and has not been designated as a hedge since that date. Therefore, all changes in the fair value of the interest rate swap subsequent to January 1, 2001 have been recorded through earnings as a forward value adjustment.

The interest rate swap had a negative fair value of $6,731,747 and $9,780,530 and is reflected on the balance sheet as a derivative liability as of December 31, 2009 and 2008, respectively. For the years ended December 31, 2009, 2008 and 2007, respectively, the Trust recorded mark-to-market adjustments of $3,354,453, $(3,174,818) and $(582,686), respectively, which decreased/(increased) expenses and are reflected in the statements of income and expenses as a component of derivative unrealized/realized gain (loss), net.  For the years ended December 31, 2009, 2008 and 2007, respectively, the Trust recorded  income on interest from swap counterparty of $692,179, $1,580,794 and $2,299,941 for the receive variable leg of the interest rate swap and recorded expenses on interest to swap counterparty of $2,843,537, $3,053,148 and $3,244,938 for the pay fixed leg of the interest rate swap.   In addition, amortization of $305,670, $328,171 and $348,259 related to the transition adjustment from other comprehensive income was recorded for the years ended December 31, 2009, 2008, and 2007, respectively. A total of $280,761 is expected to be amortized over the next twelve months. The transition adjustment will continue to be amortized over the life of the interest rate swap, which matures on December 4, 2017.

3.	FAIR VALUE MEASUREMENTS

The Trust makes estimates regarding valuation of assets and liabilities measured at fair value in preparing the financial statements.  Fair value accounting guidance requires the Trust to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair value measurement accounting guidance established the following fair value hierarchy:

• Level 1 — Quoted prices for identical instruments in active markets.

• Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

• Level 3 — Instruments whose significant value drivers are unobservable.

The Trust’s only asset or liability that is measured at fair value on a recurring or nonrecurring basis is the derivative instrument. The fair market value is provided by the swap counterparty and is estimated taking into account the current market rate of interest.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Trust accounts for its interest rate swap in accordance with the accounting guidance for derivative financial instruments, which establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. Because there is not an active secondary market for the type of derivative instrument the Trust uses, it obtains market quotes from the derivative counterparty to adjust the derivative to fair value on an annual basis. The market quote is based on the expected future cash flow and estimated yield curves.

The Trust performs its own analysis to validate the market quotes obtained from the derivative counterparty. The Trust entered into an interest rate swap agreement with a highly rated counterparty that participates in the Servicer’s revolving credit agreements. The interest rate swap agreement contains master netting arrangements as part of the ISDA agreement.

The Trust records the change in the fair value of its derivative for each reporting period in the derivative unrealized/realized gain (loss), net line item on the statement of income and expenses as currently the derivative does not qualify for hedge accounting.

The Trust’s valuation technique for derivatives is based upon observable inputs, which reflect market data. Fair value for the Trust’s derivative instruments falls under Level 2, as described above.

The following table presents the Trust’s asset and liability measured at fair value on a recurring basis at December 31, 2009:

	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$ -	$ 6,731,747	$ -

The Fair Value Option for Financial Assets and Financial Liabilities established the fair value option, which permits entities to choose to measure eligible financial instruments at fair value. The Trust elected not to measure eligible financial instruments at fair value and, therefore, the adoption of this guidance did not have an impact on the Trust’s financial statements.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with accounting guidance related to fair value measurement and disclosures.  Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 2009 and 2008, along with other valuation methodologies. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 2009 and 2008.

Notes Receivable

Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Rural Electric Cooperative Grantor Trust Certificates

The Series 1997 Trust Certificates pay a variable rate of interest that is reset weekly, and as such are considered to be carried at fair value.

Derivative Liability

The fair market value is provided by the swap counterparty and is estimated taking into account the current market rate of interest.

The carrying and estimated fair values of the Trust’s financial instruments as of December 31, 2009 and 2008 are as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Interest receivable — KEPCO	$213,649	$213,649	$231,270	$231,270
Interest receivable—swap counterparty	43,967	43,967	119,402	119,402
Notes receivable	34,940,000	39,899,950	38,040,000	44,866,976

Liabilities:
Interest payable — Grantor Trust Certificates	$43,967	$43,967	$119,402	$119,402
Servicer fees payable	2,616	2,616	2,832	2,832
Interest payable — swap counterparty	211,033	211,033	228,438	228,438
Rural Electric Cooperative
Grantor Trust Certificates	34,940,000	34,940,000	38,040,000	38,040,000
Derivative liability	6,731,747	6,731,747	9,780,530	9,780,530

6