Form 10-K
period 2010-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST KEPCO SERIES 1997
filed 2011-03-07
CIK 1058926

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐           Accelerated filer ☐               Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The Registrant has no common or voting stock.

Part I

Item 3.	Legal Proceedings

None.

Item 4.	[Removed and Reserved]

Part II

Item 8.	Financial Statements and Supplementary Data

See attached audited financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9B.	Other Information

Servicing Criteria and Servicer Compliance Statement.
The Trust, which was created in and has been a reporting entity since 1997, files periodic reports as proposed in connection with a written no-action position obtained from the staff of the Division of Corporation Finance of the Securities and Exchange Commission related to trusts like the Trust.  This proposal did not, and therefore the Servicing Agreement and other documentation related to the Trust do not, require the servicer or the trustee to provide a servicer compliance statement or to have an external auditor attest to the servicer’s compliance. As a result, no reports on assessment of compliance with servicing criteria for asset-backed securities or related  attestation  reports on assessment of compliance with servicing criteria have been included with this report. An annual audit of the financial statements is performed as required by the Trust agreement.

Part III

Item 13.	Certain Relationships and Related Transactions

None.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

	1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2010 and 2009
Statements of Income and Expenses for the Years Ended December 31, 2010, 2009 and 2008
Statements of Changes in Deficit for the Years Ended December 31, 2010, 2009 and 2008
Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008
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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 7th day of March, 2011.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

By:NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION as Servicer

By:           /s/ SHELDON C. PETERSEN
 Sheldon C. Petersen, Governor and
     Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee of
Rural Electric Cooperative Grantor Trust
(KEPCO) Series 1997
Herndon, Virginia

and

To the Board of Directors of
National Rural Utilities Cooperative Finance Corporation
Herndon, Virginia

We have audited the accompanying balance sheets of Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 (the “Trust”) as of December 31, 2010 and 2009, and the related statements of income and expenses, changes in deficit, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 7, 2011

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
BALANCE SHEETS

ASSETS

	DECEMBER 31,
	2010	2009

Interest receivable - KEPCO	$193,897	$213,649

Interest receivable - swap counterparty	21,326	43,967

Notes receivable	31,440,000	34,940,000

Total assets	$31,655,223	$35,197,616

LIABILITIES AND DEFICIT

Liabilities
Interest payable - Grantor Trust Certificates	$21,326	$43,967

Servicer fees payable	2,374	2,616

Interest payable - swap counterparty	191,523	211,033

Rural Electric Cooperative Grantor Trust Certificates	31,440,000	34,940,000

Derivative liability	6,504,121	6,731,747

Total liabilities	38,159,344	41,929,363

Commitments and contingencies

Deficit
Accumulated deficit	(7,502,775)	(8,011,162)

Accumulated other comprehensive income	998,654	1,279,415

Total deficit	(6,504,121)	(6,731,747)

Total liabilities and deficit	$31,655,223	$35,197,616

See accompanying Notes to Financial Statements

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF INCOME AND EXPENSES

	YEAR ENDED DECEMBER 31,
	2010	2009	2008

INCOME

Interest on notes receivable	$2,641,836	$2,878,778	$3,090,987

Total income	2,641,836	2,878,778	3,090,987

EXPENSES

Interest to certificate holders	(325,119)	(692,179)	(1,580,794)

Servicer fees	(32,340)	(35,241)	(37,839)

Total expenses	(357,459)	(727,420)	(1,618,633)

Derivative unrealized/realized (loss) gain, net	(1,775,990)	1,203,095	(4,647,172)

Net income (loss)	$508,387	$3,354,453	$(3,174,818)

See accompanying Notes to Financial Statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF CHANGES IN DEFICIT

		Accumulated
		Other
	Accumulated	Comprehensive	Total
	Deficit	Income	Deficit
Balance – December 31, 2007	$(8,190,797)	$1,913,256	$(6,277,541)

Amortization of transition adjustment	-	(328,171)	(328,171)

Net loss	(3,174,818)	-	(3,174,818)

Total comprehensive loss			(3,502,989)

Balance – December 31, 2008	(11,365,615)	1,585,085	(9,780,530)

Amortization of transition adjustment	-	(305,670)	(305,670)

Net income	3,354,453	-	3,354,453

Total comprehensive income			3,048,783

Balance – December 31, 2009	(8,011,162)	1,279,415	(6,731,747)

Amortization of transition adjustment	-	(280,761)	(280,761)

Net income	508,387	-	508,387

Total comprehensive income			227,626

Balance – December 31, 2010	$(7,502,775)	$998,654	$(6,504,121)

See accompanying Notes to Financial Statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$508,387	$3,354,453	$(3,174,818)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Decrease in interest receivable - KEPCO	19,752	17,621	17,431
Decrease in interest receivable - swap counterparty	22,641	75,435	28,070
Derivative unrealized (gain) loss	(508,387)	(3,354,453)	3,174,818
Decrease in interest payable- Grantor Trust Certificates	(22,641)	(75,435)	(28,070)
Decrease in interest payable - swap counterparty	(19,510)	(17,405)	(17,218)
Decrease in servicer fees payable	(242)	(216)	(214)

Net cash provided by operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Principal received on notes receivable	3,500,000	3,100,000	2,800,000

Net cash provided by investing activities	3,500,000	3,100,000	2,800,000

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment to certificate holders	(3,500,000)	(3,100,000)	(2,800,000)

Net cash used in financing activities	(3,500,000)	(3,100,000)	(2,800,000)

NET INCREASE IN CASH	-	-	-

CASH - Beginning of Year	-	-	-

CASH - End of Year	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for interest expense on certificates	$347,761	$767,615	$1,608,863

See accompanying Notes to Financial Statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

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

DECEMBER 31, 2010, 2009 AND 2008

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

Grantor Trust Certificates

Principal payments on the Trust Certificates began in 1998 and will extend over a period of twenty years. The principal payments over the next five years and thereafter are as follows:

Years Ending December 31,

2011........	$ 3,900,000
2012........	4,300,000
2013........	4,800,000
2014........	5,300,000
2015........	5,900,000
Thereafter........	7,240,000

Total........	$ 31,440,000

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

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

Significant New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update, Fair Value Measurements and Disclosures, which requires new disclosures, and clarifies existing disclosure requirements, about fair value measurements. This accounting standard clarifies existing disclosure requirements regarding the level of disaggregation of fair value measurements and inputs, and valuation techniques and requires the disclosure of gross transfers in and out of Level 3 of the fair value hierarchy, effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, with early adoption permitted. Our adoption of this portion of the accounting standard in fiscal year 2011 is not expected to have material impact on our financial position and results of operations. We adopted the portion of this standard related to separately disclosing transfers of instruments between Level 1 and Level 2 of the fair value hierarchy in fiscal year 2010.

2.	DERIVATIVE

On January 1, 2001, the Trust recorded a derivative asset of $4,628,105 with a corresponding credit to other comprehensive income representing a transition adjustment upon the adoption of the accounting guidance related to derivative financial instruments. The interest rate swap agreement was recorded at fair value on the balance sheet. The interest rate swap was not designated as a hedge on January 1, 2001, and has not been designated as a hedge since that date. Therefore, all changes in the fair value of the interest rate swap subsequent to January 1, 2001 have been recorded through earnings as an unrealized gain (loss).

The interest rate swap had a negative fair value of $6,504,121 and $6,731,747 and is reflected on the balance sheet as a derivative liability as of December 31, 2010 and 2009, respectively. For the years ended December 31, 2010, 2009 and 2008, respectively, the Trust recorded mark-to-market adjustments of $508,387, $3,354,453 and $(3,174,818), respectively, which decreased/(increased) expenses and are reflected in the statements of income and expenses as a component of derivative unrealized/realized (loss) gain, net. For the years ended December 31, 2010, 2009 and 2008, respectively, the Trust recorded  income on interest from swap counterparty of $325,119, $692,179 and $1,580,794 for the receive variable leg of the interest rate swap and recorded expenses on interest to swap counterparty of $2,609,496, $2,843,537 and $3,053,148 for the pay fixed leg of the interest rate swap. In addition, amortization of $280,761, $305,670 and $328,171 related to the transition adjustment from other comprehensive income was recorded for the years ended December 31, 2010, 2009, and 2008, respectively. A total of $252,637 is expected to be amortized over the next twelve months. The transition adjustment will continue to be amortized over the life of the interest rate swap, which matures on December 4, 2017.

Income and losses recorded for our interest rate swap are summarized below for the years ended December 31:

	2010	2009	2008
Statement of income and expenses:
Agreements that do not qualify for hedge accounting
Derivative realized loss (1)	$(2,284,377)	$(2,151,358)	$(1,472,354)
Derivative unrealized gain (loss) (2)	508,387	3,354,453	(3,174,818)
Derivative unrealized/realized (loss) gain, net	$(1,775,990)	$1,203,095	$(4,647,172)
(1) Represents the net amount of interest received from the swap counterparty and interest paid to the swap counterparty.
(2) Includes amortization of transition adjustment (see statements of changes in deficit).

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

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

The following table presents the Trust’s liabilities measured at fair value on a recurring basis at December 31:

	2010			2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$ -	$ 6,504,121	$ -	$ -	$ 6,731,747	$ -

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

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with accounting guidance related to fair value measurement and disclosures.  Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 2010 and 2009, along with other valuation methodologies. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 2010 and 2009.

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

Derivative Liability

The fair market value is provided by the swap counterparty and is estimated taking into account the current market rate of interest.

The carrying and estimated fair values of the Trust’s financial instruments as of December 31, 2010 and 2009 are as follows:

	2010		2009
	Carry	Fair	Carry	Fair
	Value	Value	Value	Value
Assets:
Interest receivable - KEPCO	$193,897	$193,897	$213,649	$213,649
Interest receivable – swap counterparty	21,326	21,326	43,967	43,967
Notes receivable	31,440,000	37,625,617	34,940,000	39,899,950

Liabilities:
Interest payable – Grantor Trust Certificates	$21,326	$21,326	$43,967	$43,967
Servicer fees payable	2,374	2,374	2,616	2,616
Interest payable – swap counterparty	191,523	191,523	211,033	211,033
Rural Electric Cooperative
Grantor Trust Certificates	31,440,000	31,440,000	34,940,000	34,940,000
Derivative liability	6,504,121	6,504,121	6,731,747	6,731,747