Form 10-K
period 2011-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST KEPCO SERIES 1997
filed 2012-03-05
CIK 1058926

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
Commission File Number 333-25029

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
(Exact name of registrant as specified in its charter)

NEW YORK
(State or other jurisdiction of incorporation or organization)

(36-7233686)
(I.R.S. Employer Identification Number)

20701 Cooperative Way, Dulles, VA 20166-6691

 (Address of principal executive offices)
(Registrant's telephone number, including area code, is 703-467-1800)

Securities Registered pursuant to Section 12(b) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐           Accelerated filer ☐               Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The Registrant has no common or voting stock.

Part I

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures
Inapplicable

Part II

Item 8.	Financial Statements and Supplementary Data

See attached audited financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9B.	Other Information

Servicing Criteria and Servicer Compliance Statement.
The Trust, which was created in and has been a reporting entity since 1997, files periodic reports as proposed in connection with a written no-action position obtained from the staff of the Division of Corporation Finance of the Securities and Exchange Commission related to trusts like this Trust. This proposal did not, and therefore the Servicing Agreement and other documentation related to the Trust do not, require the servicer or the trustee to provide a servicer compliance statement or to have an external auditor attest to the servicer’s compliance. As a result, no reports on assessment of compliance with servicing criteria for asset-backed securities or related  attestation  reports on assessment of compliance with servicing criteria have been included with this report. An annual audit of the financial statements is performed as required by the Trust agreement.

Part III

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

	1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2011 and 2010
Statements of Income and Expenses for the Years Ended December 31, 2011, 2010 and 2009
Statements of Changes in Deficit for the Years Ended December 31, 2011, 2010 and 2009
Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
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

10.1
Loan Agreement dated as of February 15, 1988 between National Rural Utilities Cooperative Finance Corporation (“CFC”) and the Cooperative (including form of Note and Guarantee) (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 [No. 33-16789 filed on August 27, 1987]).

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

101.01
XBRL Instance Document. Includes financial statements from the Annual Report on Form 10-K of the Trust for the year ended December 31, 2011, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Income and Expenses, (iii) Statements of Changes in Deficit, (iv) Statements of Cash Flows and (v) Notes to Financial Statements.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 5th day of March, 2012.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

By:NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION as Servicer

By:           /s/ SHELDON C. PETERSEN
Sheldon C. Petersen, Governor and
Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee of
Rural Electric Cooperative Grantor Trust
(KEPCO) Series 1997
Dulles, Virginia,

and

To the Board of Directors of
National Rural Utilities Cooperative Finance Corporation
Dulles, Virginia

We have audited the accompanying balance sheets of Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 (the “Trust”) as of December 31, 2011 and 2010, and the related statements of income and expenses, changes in deficit, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on the financial statements based on out audits.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 5, 2012

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
BALANCE SHEETS

ASSETS

	DECEMBER 31,
	2011	2010

Interest receivable - KEPCO	$171,781	$193,897

Interest receivable - swap counterparty	8,040	21,326

Notes receivable	27,540,000	31,440,000

Total assets	$27,719,821	$31,655,223

LIABILITIES AND DEFICIT

Liabilities
Interest payable - Grantor Trust Certificates	$8,040	$21,326

Servicer fees payable	2,103	2,374

Interest payable - swap counterparty	169,678	191,523

Rural Electric Cooperative Grantor Trust Certificates	27,540,000	31,440,000

Derivative liability	5,731,045	6,504,121

Total liabilities	33,450,866	38,159,344

Commitments and contingencies

Deficit
Accumulated deficit	(6,477,062)	(7,502,775)

Accumulated other comprehensive income	746,017	998,654

Total deficit	(5,731,045)	(6,504,121)

Total liabilities and deficit	$27,719,821	$31,655,223

See accompanying Notes to Financial Statements

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF INCOME AND EXPENSES

	YEAR ENDED DECEMBER 31,
	2011	2010	2009

INCOME

Interest on notes receivable	$2,374,506	$2,641,836	$2,878,778

Total income	2,374,506	2,641,836	2,878,778

EXPENSES

Interest to certificate holders	(155,118)	(325,119)	(692,179)

Servicer fees	(29,068)	(32,340)	(35,241)

Total expenses	(184,186)	(357,459)	(727,420)

Derivative unrealized/realized (loss) gain, net	(1,164,607)	(1,775,990)	1,203,095

Net income	$1,025,713	$508,387	$3,354,453

See accompanying Notes to Financial Statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF CHANGES IN DEFICIT

		Accumulated
		Other
	Accumulated	Comprehensive	Total
	Deficit	Income	Deficit
Balance – December 31, 2008	$(11,365,615)	$1,585,085	$(9,780,530)

Amortization of transition adjustment	-	(305,670)	(305,670)

Net income	3,354,453	-	3,354,453

Total comprehensive income			3,048,783

Balance – December 31, 2009	(8,011,162)	1,279,415	(6,731,747)

Amortization of transition adjustment	-	(280,761)	(280,761)

Net income	508,387	-	508,387

Total comprehensive income			227,626

Balance – December 31, 2010	(7,502,775)	998,654	(6,504,121)

Amortization of transition adjustment	-	(252,637)	(252,637)

Net income	1,025,713	-	1,025,713

Total comprehensive income			773,076

Balance – December 31, 2011	$(6,477,062)	$746,017	$(5,731,045)

See accompanying Notes to Financial Statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,025,713	$508,387	$3,354,453

Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in interest receivable - KEPCO	22,116	19,752	17,621
Decrease in interest receivable - swap counterparty	13,286	22,641	75,435
Derivative unrealized gain	(1,025,713)	(508,387)	(3,354,453)
Decrease in interest payable- Grantor Trust Certificates	(13,286)	(22,641)	(75,435)
Decrease in interest payable - swap counterparty	(21,845)	(19,510)	(17,405)
Decrease in servicer fees payable	(271)	(242)	(216)

Net cash provided by operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Principal received on notes receivable	3,900,000	3,500,000	3,100,000

Net cash provided by investing activities	3,900,000	3,500,000	3,100,000

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment to certificate holders	(3,900,000)	(3,500,000)	(3,100,000)

Net cash used in financing activities	(3,900,000)	(3,500,000)	(3,100,000)

NET INCREASE IN CASH	-	-	-

CASH - Beginning of Year	-	-	-

CASH - End of Year	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for interest expense on certificates	$168,404	$347,760	$767,614

See accompanying Notes to Financial Statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

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

DECEMBER 31, 2011, 2010 AND 2009

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

Grantor Trust Certificates

Principal payments on the Trust Certificates began in 1998 and will extend over a period of twenty years. The principal payments over the next six years through maturity of the loan in 2017, are as follows:

Years Ending December 31,

2012	$4,300,000
2013	4,800,000
2014	5,300,000
2015	5,900,000
2016	4,000,000
2017	3,240,000

Total	$27,540,000

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standard Update No 2011-05, Presentation of Comprehensive Income, which clarifies the new accounting guidance on the presentation of comprehensive income in financial statements. The new guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This new accounting guidance will be effective for the Trust for fiscal years beginning after December 15, 2011. The adoption of this guidance, which involves disclosures only, is not expected to have any impact on our financial position and results of operations. In December 2011 the board issued Accounting Standard Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the presentation requirements for reclassification adjustments and the needs for additional information about reclassification adjustments, but entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update No. 2011-05. All other requirements in Update No. 2011-05 are not affected by Update No. 2011-12.

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

The interest rate swap had a negative fair value of $5,731,045 and $6,504,121 and is reflected on the balance sheet as a derivative liability as of December 31, 2011 and 2010, respectively. For the years ended December 31, 2011, 2010 and 2009, respectively, the Trust recorded mark-to-market adjustments of $1,025,713, $508,387 and $3,354,453, respectively, which decreased expenses and are reflected in the statements of income and expenses as a component of derivative unrealized/realized (loss) gain, net. For the years ended December 31, 2011, 2010 and 2009, respectively, the Trust recorded  income on interest from swap counterparty of $155,118,  $325,119 and $692,179 for the receive variable leg of the interest rate swap and recorded expenses on interest to swap counterparty of and $2,345,438, $2,609,496 and $2,843,537 for the pay fixed leg of the interest rate swap. In addition, amortization of $252,637, $280,761 and $305,670 related to the transition adjustment from other comprehensive income was recorded for the years ended December 31, 2011, 2010, and 2009, respectively. A total of $221,298 is expected to be amortized over the next twelve months. The transition adjustment will continue to be amortized over the life of the interest rate swap, which matures on December 4, 2017.

   Income and losses recorded for our interest rate swap are summarized below for the years ended December 31:

	2011	2010	2009
Statement of income and expenses:
Agreements that do not qualify for hedge accounting
Derivative realized loss (1)	$(2,190,320)	$(2,284,377)	$(2,151,358)
Derivative unrealized gain (2)	1,025,713	508,387	3,354,453
Derivative unrealized/realized (loss) gain, net	$(1,164,607)	$(1,775,990)	$1,203,095
(1) Represents the net amount of interest received from the swap counterparty and interest paid to the swap counterparty.
(2) Includes amortization of transition adjustment (see statements of changes in deficit).

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Trust accounts for its interest rate swap in accordance with the accounting guidance for derivative financial instruments, which establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. Because there is not an active secondary market for the type of derivative instrument the Trust uses, it obtains market quotes from the derivative counterparty to record the derivative at fair value. The market quote is based on expected future cash flows and estimated yield curves.

The Trust performs its own analysis to validate the market quotes obtained from the derivative counterparty. The Trust entered into the  interest rate swap agreement with a highly rated counterparty that participates in the Servicer’s revolving credit agreements. The interest rate swap agreement contains master netting arrangements as part of the ISDA agreement.

The Trust records the change in the fair value of its derivative for each reporting period in the derivative unrealized/realized gain (loss), net line item on the statement of income and expenses as the derivative does not qualify for hedge accounting.

The Trust’s valuation technique for derivatives is based upon observable inputs, which reflect market data. Fair value for the Trust’s derivative instruments falls under Level 2, as described above.

The following table presents the Trust’s liabilities measured at fair value on a recurring basis at December 31:

	2011			2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$ -	$ 5,731,045	$ -	$ -	$ 6,504,121	$ -

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with accounting guidance related to fair value measurement and disclosures. Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 2011 and 2010, along with other valuation methodologies. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 2011 and 2010.

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

Derivative Liability

The fair market value is provided by the swap counterparty and is estimated taking into account the current market rate of interest.

The carrying and estimated fair values of the Trust’s financial instruments as of December 31, 2011 and 2010 are as follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Interest receivable - KEPCO	$171,781	$171,781	$193,897	$193,897
Interest receivable – swap counterparty	8,040	8,040	21,326	21,326
Notes receivable	27,540,000	32,934,346	31,440,000	37,625,617

Liabilities:
Interest payable – Grantor Trust Certificates	$8,040	$8,040	$21,326	$21,326
Servicer fees payable	2,103	2,103	2,374	2,374
Interest payable – swap counterparty	169,678	169,678	191,523	191,523
Rural Electric Cooperative
Grantor Trust Certificates	27,540,000	27,540,000	31,440,000	31,440,000
Derivative liability	5,731,045	5,731,045	6,504,121	6,504,121