Form 10-K
period 2012-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST KEPCO SERIES 1997
filed 2013-03-05
CIK 1058926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐           Accelerated filer ☐               Non-accelerated filer ☒        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The Registrant has no common or voting stock.

Part I

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures
Inapplicable.

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
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2012 and 2011
Statements of Income and Expenses for the Years Ended December 31, 2012, 2011 and 2010
Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010
Statements of Changes in Deficit for the Years Ended December 31, 2012, 2011 and 2010
Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
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
[No. 33-16789 filed on August 27, 1987]).

10.4	First Amendment to Loan Guarantee and Servicing Agreement (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 [No. 333-25029]).

10.5	Remarketing Agreement (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 [No. 333-25029]).

10.6	Swap Agreement (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 [No. 333-25029]).

10.7	Liquidity Protection (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 [No. 333-25029]).
10.8	Form of Standby Certificate Purchase Agreement (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 [No. 333-25029]).

12	Computations of ratio of earnings to fixed charges.

99	JP Morgan Chase & Co. (successor to Morgan Guaranty Trust Co. of NY) and Morgan Guaranty Trust Company of New York (Swap Counterparty) Financial Information.
31.1	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, Commonwealth of Virginia on the 5th day of March, 2013.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

By: NATIONAL RURAL UTILITIES COOPERATIVE
FINANCE CORPORATION as Servicer

By:           /s/ SHELDON C. PETERSEN
Sheldon C. Petersen, Governor and
Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee of
Rural Electric Cooperative Grantor Trust
(KEPCO) Series 1997
Dulles, Virginia,

We have audited the accompanying balance sheets of Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 (the “Trust”) as of December 31, 2012 and 2011, and the related statements of income and expenses, comprehensive income, changes in deficit, and cash flows for each of the three years in the period ended December 31, 2012. The financial statements are the responsibility of the Trust’s Servicer. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Servicer, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 5, 2013

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
BALANCE SHEETS

ASSETS

	DECEMBER 31,
	2012	2011

Interest receivable - KEPCO	$147,302	$171,781

Interest receivable - swap counterparty	5,022	8,040

Notes receivable	23,240,000	27,540,000

Total assets	$23,392,324	$27,719,821

LIABILITIES AND DEFICIT

Liabilities
Interest payable - Grantor Trust Certificates	$5,022	$8,040

Servicer fees payable	1,803	2,103

Interest payable - swap counterparty	145,499	169,678

Rural Electric Cooperative Grantor Trust Certificates	23,240,000	27,540,000

Derivative liability	4,328,016	5,731,045

Total liabilities	27,720,340	33,450,866

Commitments and contingencies

Deficit
Accumulated deficit	(4,852,735)	(6,477,062)

Accumulated other comprehensive income	524,719	746,017

Total deficit	(4,328,016)	(5,731,045)

Total liabilities and deficit	$23,392,324	$27,719,821

See accompanying Notes to Financial Statements

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF INCOME AND EXPENSES

	YEAR ENDED DECEMBER 31,
	2012	2011	2010

INCOME

Interest on notes receivable	$2,082,599	$2,374,506	$2,641,836

Total income	2,082,599	2,374,506	2,641,836

EXPENSES

Interest to certificate holders	(86,104)	(155,118)	(325,119)

Servicer fees	(25,495)	(29,068)	(32,340)

Total expenses	(111,599)	(184,186)	(357,459)

Derivative unrealized/realized loss, net	(346,673)	(1,164,607)	(1,775,990)

Net income	$1,624,327	$1,025,713	$508,387

See accompanying Notes to Financial Statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
	2012	2011	2010

Net income	$1,624,327	$1,025,713	$508,387

Other comprehensive loss:

Less: Realized gains on derivatives	(221,298)	(252,637)	(280,761)

Other comprehensive loss	(221,298)	(252,637)	(280,761)

Total comprehensive income	$1,403,029	$773,076	$227,626

See accompanying Notes to Financial Statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF CHANGES IN DEFICIT

		Accumulated
		Other
	Accumulated	Comprehensive	Total
	Deficit	Income	Deficit
Balance – December 31, 2009	$(8,011,162)	$1,279,415	$(6,731,747)

Amortization of transition adjustment	-	(280,761)	(280,761)

Net income	508,387	-	508,387

Balance – December 31, 2010	(7,502,775)	998,654	(6,504,121)

Amortization of transition adjustment	-	(252,637)	(252,637)

Net income	1,025,713	-	1,025,713

Balance – December 31, 2011	(6,477,062)	746,017	(5,731,045)

Amortization of transition adjustment	-	(221,298)	(221,298)

Net income	1,624,327	-	1,624,327

Balance – December 31, 2012	$(4,852,735)	$524,719	$(4,328,016)

See accompanying Notes to Financial Statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,624,327	$1,025,713	$508,387

Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in interest receivable - KEPCO	24,479	22,116	19,752
Decrease in interest receivable - swap counterparty	3,018	13,286	22,641
Derivative unrealized gain	(1,624,327)	(1,025,713)	(508,387)
Decrease in interest payable- Grantor Trust Certificates	(3,018)	(13,286)	(22,641)
Decrease in interest payable - swap counterparty	(24,179)	(21,845)	(19,510)
Decrease in servicer fees payable	(300)	(271)	(242)

Net cash provided by operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Principal received on notes receivable	4,300,000	3,900,000	3,500,000

Net cash provided by investing activities	4,300,000	3,900,000	3,500,000

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment to certificate holders	(4,300,000)	(3,900,000)	(3,500,000)

Net cash used in financing activities	(4,300,000)	(3,900,000)	(3,500,000)

NET INCREASE IN CASH	-	-	-

CASH - Beginning of Year	-	-	-

CASH - End of Year	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for interest expense on certificates	$89,122	$168,404	$347,760

See accompanying Notes to Financial Statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

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

DECEMBER 31, 2012, 2011 AND 2010

Notes Receivable, Interest, and Servicer Fee Accounting

The Trust accounts for its notes receivable at cost. No allowance for loan losses has been recorded due to the guarantee provided by the United States of America.

The Trust records interest income as it is earned and accrues interest expense and servicer fees as they are incurred. Servicer fees are accrued at 0.093 percent of the outstanding principal balance of the 1997 Notes.

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

Grantor Trust Certificates

Principal payments on the Trust Certificates began in 1998 and will extend over a period of twenty years. The principal payments over the next five years through maturity of the 1997 Notes in 2017, are as follows:

Years Ending December 31,

2013	$ 4,800,000
2014	5,300,000
2015	5,900,000
2016	4,000,000
2017	3,240,000

Total	$ 23,240,000

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

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

On January 1, 2001, the Trust recorded a derivative asset of $4,628,105 with a corresponding credit to other comprehensive income representing a transition adjustment upon the adoption of the accounting guidance related to derivative financial instruments. The interest rate swap agreement was recorded at fair value on the balance sheet. The interest rate swap was not designated as a hedge on January 1, 2001, and has not been designated as a hedge since that date. Therefore, all changes in the fair value of the interest rate swap subsequent to January 1, 2001 have been recorded through the statements of income and expenses as an unrealized gain (loss).

The interest rate swap had a negative fair value of $4,328,016 and $5,731,045 and is reflected on the balance sheet as a derivative liability as of December 31, 2012 and 2011, respectively. For the years ended December 31, 2012, 2011 and 2010, respectively, the Trust recorded mark-to-market adjustments and amortization of other comprehensive income of $1,624,327, $1,025,713 and $508,387, respectively, which decreased expenses and are reflected in the statements of income and expenses and in the statements of comprehensive income. For the years ended December 31, 2012, 2011 and 2010, respectively, the Trust recorded  income on interest from swap counterparty of $86,104,  $155,118 and $325,119 for the receive variable leg of the interest rate swap and recorded expenses on interest to swap counterparty of and $2,057,104, $2,345,438 and $2,609,496 for the pay fixed leg of the interest rate swap. Amortization of $221,298, $252,637 and $280,761 related to the transition adjustment from other comprehensive income was recorded for the years ended December 31, 2012, 2011, and 2010, respectively. A total of $186,745 is expected to be amortized over the next twelve months. The transition adjustment will continue to be amortized over the life of the interest rate swap, which matures on December 4, 2017.

   Income and losses recorded for our interest rate swap are summarized below for the years ended December 31:

	2012	2011	2010
Statements of income and expenses:
Agreements that do not qualify for hedge accounting
Derivative realized loss (1)	$(1,971,000)	$(2,190,320)	$(2,284,377)
Derivative unrealized gain (2)	1,624,327	1,025,713	508,387
Derivative unrealized/realized loss, net	$(346,673)	$(1,164,607)	$(1,775,990)
    (1) Represents the net amount of interest received from the swap counterparty and interest paid to the swap counterparty.
    (2) Includes amortization of transition adjustment (see statements of changes in deficit).

3.	FAIR VALUE MEASUREMENTS

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

DECEMBER 31, 2012, 2011 AND 2010

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

The Trust performs its own analysis to validate the market quotes obtained from the derivative counterparty. The Trust entered into the interest rate swap agreement with a highly rated counterparty. The interest rate swap agreement contains master netting arrangements as part of the International Swaps and Derivatives Association (“ISDA”) agreement.

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

The following table presents the Trust’s liabilities measured at fair value on a recurring basis at December 31:

	2012			2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$ -	$ 4,328,016	$ -	$ -	$ 5,731,045	$ -

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with accounting guidance related to fair value measurement and disclosures. Whenever possible, the estimated fair value amounts have been determined using quoted market information as of December 31, 2012 and 2011, along with other valuation methodologies. Below is a summary of significant methodologies used in estimating fair value amounts and a schedule of fair values at December 31, 2012 and 2011.

Notes Receivable

Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Notes receivable are classified within level 3 of the fair value hierarchy.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

Rural Electric Cooperative Grantor Trust Certificates

The Series 1997 Trust Certificates pay a variable rate of interest that is reset weekly, and as such are considered to be carried at fair value. Rural Electric Cooperative Grantor Trust Certificates are classified within level 2 of the fair value hierarchy.

Derivative Liability

The fair market value is provided by the swap counterparty and is estimated taking into account the current market rate of interest. Derivative liability is classified within level 2 of the fair value hierarchy.

The carrying and estimated fair values of the Trust’s financial instruments as of December 31, 2012 and 2011 are as follows:

	2012		2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Interest receivable - KEPCO	$147,302	$147,302	$171,781	$171,781
Interest receivable – swap counterparty	5,022	5,022	8,040	8,040
Notes receivable	23,240,000	27,204,777	27,540,000	32,934,346

Liabilities:
Interest payable – Grantor Trust Certificates	$5,022	$5,022	$8,040	$8,040
Servicer fees payable	1,803	1,803	2,103	2,103
Interest payable – swap counterparty	145,499	145,499	169,678	169,678
Rural Electric Cooperative
Grantor Trust Certificates	23,240,000	23,240,000	27,540,000	27,540,000
Derivative liability	4,328,016	4,328,016	5,731,045	5,731,045