Form 10-K
period 2013-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST KEPCO SERIES 1997
filed 2014-03-10
CIK 1058926

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to ______

Commission File Number: 333-25029

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST

(KEPCO) SERIES 1997

(Exact name of registrant as specified in its charter)

New York	36-7233686
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

20701 Cooperative Way, Dulles, Virginia	20166
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 467-1800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer; as defined in Rule 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.       Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐   No ☒

The Registrant has no common or voting stock.

i

PART I

ITEM 1.	BUSINESS

Not applicable.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Not applicable.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established trading market for the certificates representing ownership of the beneficial interest in the Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 (the “Trust”).

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	FINANCIAL INFORMATION AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee of

Rural Electric Cooperative Grantor Trust

(KEPCO) Series 1997

Dulles, Virginia

We have audited the accompanying balance sheet of Rural Electric Cooperative Grantor Trust (“KEPCO”) Series 1997 (the “Trust”) as of December 31, 2013, and the related statements of comprehensive income, changes in deficit and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Trust’s Servicer. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Servicer, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

McLean, Virginia
March 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee of

Rural Electric Cooperative Grantor Trust

(KEPCO) Series 1997

Dulles, Virginia 20166

We have audited the accompanying balance sheet of Rural Electric Cooperative Grantor Trust (“KEPCO”) Series 1997 (the “Trust”) as of December 31, 2012, and the related statements of comprehensive income, changes in deficit and cash flows for each of the two years in the period ended December 31, 2012. The financial statements are the responsibility of the Trust’s Servicer. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 5, 2013

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

BALANCE SHEETS

	December 31,
	2013	2012
Assets:
Interest receivable — KEPCO	$120,100	$147,302
Interest receivable — swap counterparty	6,624	5,022
Notes receivable	18,440,000	23,240,000

Total assets	$18,566,724	$23,392,324

Liabilities:
Servicer fees payable	$1,470	$1,803
Interest payable — Grantor Trust Certificates	6,624	5,022
Interest payable — swap counterparty	118,630	145,499
Rural Electric Cooperative Grantor Trust Certificates	18,440,000	23,240,000
Derivative liability	2,659,203	4,328,016

Total liabilities	21,225,927	27,720,340

Commitments and contingencies	—	—

Deficit:
Accumulated deficit	(2,997,177)	(4,852,735)
Accumulated other comprehensive income	337,974	524,719

Total deficit	(2,659,203)	(4,328,016)

Total liabilities and deficit	$18,566,724	$23,392,324

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011

Revenues:
Interest income from notes receivable	$1,748,323	$2,082,599	$2,374,506

Total revenues	1,748,323	2,082,599	2,374,506

Expenses:
Interest expense to certificateholders	60,883	86,104	155,118

Servicer fees	21,402	25,495	29,068

Total expenses	82,285	111,599	184,186

Derivative gain (loss), net	189,520	(346,673)	(1,164,607)

Net income	$1,855,558	$1,624,327	$1,025,713

Other comprehensive income (loss):
Reclassification of derivative cumulative transition gain to net income	(186,745)	(221,298)	(252,637)

Other comprehensive loss	(186,745)	(221,298)	(252,637)

Total comprehensive income	$1,668,813	$1,403,029	$773,076

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

STATEMENTS OF CHANGES IN DEFICIT

		Accumulated
		Other
	Accumulated	Comprehensive	Total
	Deficit	Income	Deficit
Balance at December 31, 2010	$(7,502,775)	$998,654	$(6,504,121)
Comprehensive income:
Net income	1,025,713	—	1,025,713
Reclassification of derivative cumulative transition gain to net income	—	(252,637)	(252,637)
Comprehensive income	1,025,713	(252,637)	773,076
Balance at December 31, 2011	$(6,477,062)	$746,017	$(5,731,045)
Comprehensive income:
Net income	1,624,327	—	1,624,327
Reclassification of derivative cumulative transition gain to net income	—	(221,298)	(221,298)
Comprehensive income	1,624,327	(221,298)	1,403,029
Balance at December 31, 2012	$(4,852,735)	$524,719	$(4,328,016)
Comprehensive income:
Net income	1,855,558	—	1,855,558
Reclassification of derivative cumulative transition gain to net income	—	(186,745)	(186,745)
Comprehensive income	1,855,558	(186,745)	1,668,813
Balance at December 31, 2013	$(2,997,177)	$337,974	$(2,659,203)

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$1,855,558	$1,624,327	$1,025,713
Adjustments to reconcile net income to net cash provided by operating activities:
Reclassification of derivative cumulative transition gain to net income	(186,745)	(221,298)	(252,637)
Decrease in interest receivable — KEPCO	27,202	24,479	22,116
(Increase) decrease in interest receivable — swap counterparty	(1,602)	3,018	13,286
Decrease in servicer fees payable	(333)	(300)	(271)
Increase (decrease) in interest payable — Grantor Trust Certificates	1,602	(3,018)	(13,286)
Decrease in interest payable — swap counterparty	(26,869)	(24,179)	(21,845)
Decrease in derivative liability	(1,668,813)	(1,403,029)	(773,076)
Net cash provided by operating activities	—	—	—

Cash flows from investing activities:
Proceeds from principal payments on notes receivable	4,800,000	4,300,000	3,900,000
Net cash provided by investing activities	4,800,000	4,300,000	3,900,000

Cash flows from financing activities:
Principal payments to certificateholders	(4,800,000)	(4,300,000)	(3,900,000)
Net cash used in financing activities	(4,800,000)	(4,300,000)	(3,900,000)

Net change in cash	—	—	—
Cash at beginning of year	—	—	—
Cash at end of year	$—	$—	$—

Supplemental cash flow information:
Cash payments of interest expense to certificateholders	$59,281	$89,122	$168,404

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

NOTES TO FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Trust

Creation of the Trust

Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997 (the “Trust”) was formed under a Trust Agreement dated December 20, 1996, among National Rural Utilities Cooperative Finance Corporation (“CFC”), Kansas Electric Power Cooperative, Inc. (the “Cooperative”) and Bank One, formerly The First National Bank of Chicago (the “Trustee”).

Trust Assets

The assets of the Trust consist of lender loan notes (the “1997 Notes”) bearing interest at 7.597 percent and maturing in 2017. The 1997 Notes originated from a transaction whereby CFC refinanced loans from the Federal Financing Bank, guaranteed by the Rural Utilities Service (“RUS”) and, in exchange, CFC received from the Cooperative the 1997 Notes. CFC subsequently placed the 1997 Notes into two trusts, which have since been terminated and replaced by the Trust. The 1997 Notes are guaranteed (the “Guarantee”) as to timely payment of principal and interest by the United States Government (“U.S. Government”), acting through the Administrator of RUS. The General Counsel of the United States Department of Agriculture has issued an opinion that the Guarantee is supported by the full faith and credit of the U.S. Government. The Trust issued certificates of beneficial interests (the “Series 1997 Certificates”) that bear interest at a variable rate and mature in 2017.

Swap Agreement

The Trust also holds certain rights the Cooperative assigned to the Trust under an interest rate swap agreement (the “Swap Agreement”). The Swap Agreement was entered into to hedge the interest rate exposure associated with the fixed-rate 1997 Notes and a variable-rate obligation. The counterparty to the Swap Agreement is JP Morgan Chase & Co. (“JP Morgan”), successor to Morgan Guaranty Trust Company of New York. Pursuant to the Swap Agreement, the Trust pays to JP Morgan a fixed rate of interest on the outstanding notional amount, and JP Morgan pays the Trust a variable rate of interest on the outstanding notional amount. The structure is designed such that the interest amounts paid by the Cooperative to the Trust are the same amounts paid to JP Morgan, pursuant to the Swap Agreement, plus the amounts payable to CFC, as servicer. The amounts paid by JP Morgan to the Trust under the Swap Agreement are the same as the interest payable by the Trust to the Series 1997 Certificateholders.

The initial notional amount of the Swap Agreement, which is not included on the Trust’s balance sheet, was $57,390,000. The notional amount of the Swap Agreement decreases over time in an amount such that the outstanding notional amount is always equal to the outstanding balance of the 1997 Notes and the Series 1997 Certificates. The Swap Agreement terminates in 2017, but is subject to early termination upon the early redemption of the Series 1997 Certificates.

Liquidity Facility

JP Morgan provides a liquidity facility with respect to the Series 1997 Certificates until such time as all outstanding Series 1997 Certificates have been paid in full. Investors have the right to put the certificates back to the remarketing agent in the event they are unable to resell the certificates. The remarketing agent is Goldman, Sachs & Co. as successor to the original remarketing agent, Alex Brown & Sons, Incorporated.

Trustee

Effective September 2, 2004, U. S. Bank Trust National Association (“U.S. Bank Trust”) replaced Bank One as Trustee.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Servicer

CFC is the servicer of the Trust and is paid a servicing fee of 9.30 basis points under the Loan Guarantee and Servicing Agreement dated as of February 15, 1988, as amended (the “Guarantee and Servicing Agreement”). CFC, however, no longer holds a retained interest in the trust. No delinquency in payment under either the Note, the Guarantee or the Swap Agreement has occurred and no Event of Servicing Termination, or, to the best of the Servicer's knowledge, event that with notice or lapse of time or both would become an Event of Servicing Termination, has occurred and is continuing.

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires the Trust’s servicer to make estimates and assumptions with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Trust. These estimates, which are based on information available as of the date of the financial statements, affect the amounts reported in the financial statements and related disclosures. Areas in which estimates have been made include, but are not limited to, the fair value of derivative financial instruments. While the Trust’s servicer makes its best judgment, actual amounts or results could differ from these estimates.

Notes Receivable

The Trust accounts for the notes receivable based on historical cost. No allowance for loan losses has been recorded because the timely payment of principal and interest is guaranteed by the U.S. Government. Interest income is recognized on the notes as earned on an accrual basis.

Grantor Trust Certificates

The Trust accrues and recognizes interest expense on the trust certificates as incurred.

Servicer Fee Expense

CFC is the depositor of the Trust and acts as servicer of the 1997 Notes. The Trust accrues and recognizes servicer fee expense based on a rate of 0.093 percent of the outstanding principal balance of the 1997 Notes.

Derivative Instruments and Hedging Activities

The Trust is neither a dealer nor a trader in derivative financial instruments. The Trust entered into an interest rate swap derivative instrument to hedge its interest rate risk exposure related to the 1997 Notes. Derivatives are reported at fair value on the balance sheet. Derivatives in a gain position are recorded as a derivative asset, while derivatives in a loss position are reported as a derivative liability. Changes in fair value and interest accruals on derivatives are recorded as a component of derivative gain (loss), net in the statements of comprehensive income.

The Trust did not have any derivatives in hedge accounting relationships at December 31, 2013 or 2012. The trust, however, recorded a cumulative derivative transition gain of $4,628,105 in accumulated other comprehensive income (“AOCI”) at January 1, 2001 as a result of the adoption of the derivative accounting guidance that required derivatives to be reported at fair value on the balance sheet. The transition adjustment represents the difference between the carrying amount of the interest rate swap derivative prior to the January 1, 2001 adoption of the derivative accounting guidance and its fair value at the date of initial adoption. The transition gain is being reclassified into earnings and reported in the statement of comprehensive income as a component of derivative gain (loss), net. Cash flows related to the interest rate swap are classified in operating activities in the statements of cash flows.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Comprehensive Income

Comprehensive income for the Trust consists of net income (loss) plus changes in the cumulative derivative transition gain related to the transition adjustment recorded upon the January 1, 2001 adoption of the derivative accounting guidance.

Tax Status of the Trust

The Trust is a pass-through entity, which is not subject to income taxes. Therefore, it is expected that the Trust will not have any liability for federal or state income taxes for the current or future years.

NOTE 2—GRANTOR TRUST CERTIFICATES

Each Series 1997 Certificate represents an undivided fractional interest in the Trust. The Trust Certificates are subject to redemption by the Cooperative, through the Trust, at any time based on the remaining principal amount plus accrued interest. In the event of a continuing default, the RUS, as guarantor, may prepay or purchase the 1997 Notes at that time.

The principal payments received on the 1997 Notes from the Cooperative coincide with the payments due to the Series 1997 Certificateholders. Principal payments on the Trust Certificates began in 1998 and extend over a period of twenty years. Principal payments due each fiscal year through maturity of the 1997 Notes in fiscal year 2017 are presented below.

Due	Amount

2014	$5,300,000
2015	5,900,000
2016	4,000,000
2017	3,240,000
$18,440,000

NOTE 3—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, the Trust adopted the accounting guidance which required that derivatives be recorded on the balance sheet at fair value. At adoption, the Trust had an interest rate swap agreement that had been entered into to hedge the interest rate exposure associated with the fixed-rate 1997 Notes and a variable-rate obligation. As noted above in “Note 1—Summary of Significant Accounting Policies,” the Trust recorded a cumulative derivative transition gain of $4,628,105 in AOCI upon adoption of the derivative accounting guidance. The interest rate swap was not designated as a qualifying hedge for accounting purposes on January 1, 2001, and has not been designated as a qualifying hedge since that date. Therefore, all changes in the fair value of the interest rate swap subsequent to January 1, 2001 have been recorded in the statements of comprehensive income as a component of derivative gain (loss), net.

The table below summarizes the outstanding notional amount and fair value of the Swap Agreement at December 31, 2013 and 2012. The Swap Agreement, which is with a highly rated counterparty, contains master netting arrangements as part of the International Swaps and Derivatives Association (“ISDA”). The Swap agreement does not require collateral posting.

	December 31,
	2013			2012
	Notional	Derivatives at Fair Value		Notional	Derivatives at Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
Derivatives not designated as accounting hedges:
Interest rate swaps	$18,440,000	$—	$2,659,203	$23,240,000	$—	$4,328,016
Total derivatives	$18,440,000	$—	$2,659,203	$23,240,000	$—	$4,328,016

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The table below displays the components of derivative gain (loss), net presented in the statements of comprehensive income.

	Year Ended December 31,
	2013	2012	2011
Derivative settlement interest income (expense):
Receive-variable interest rate swap	$60,883	$86,104	$155,118
Pay-fixed interest rate swap	(1,726,921)	(2,057,104)	(2,345,438)
Derivative settlement interest expense, net(1)	(1,666,038)	(1,971,000)	(2,190,320)
Change in derivative fair value, net(2)	1,668,813	1,403,029	773,076
Reclassification of cumulative derivative transition gain to net income(3)	186,745	221,298	252,637
Derivative gain (loss), net	$189,520	$(346,673)	$(1,164,607)

(1) Represents the net accrued interest amounts received from/(paid to) the swap counterparty.

(2) Represents the change in the fair value of the interest rate swaps, excluding interest accruals.

(3) Represents reclassification of cumulative derivative transition gain from AOCI to earnings.

The remaining cumulative derivative transition gain of $337,974 at December 31, 2013 will continue to be reclassified from AOCI into earnings over the remaining life of the interest rate swap, which matures on December 4, 2017. A total of $148,175 is expected to be reclassified over the next twelve months.

NOTE 4—FAIR VALUE

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (also referred to as an exit price). The fair value accounting guidance provides a three-level fair value hierarchy for classifying financial instruments. This hierarchy is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. Fair value measurement of an asset or liability is assigned to a level based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1:	Valuation based on quoted prices in active markets for identical assets or liabilities.

Level 2:	Valuation based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or models using inputs that are observable or can be corroborated by observable market data of substantially the full term of the assets or liabilities.

Level 3:	Valuation based on at least one significant unobservable input or model assumption requiring significant management judgment or estimation.

The accounting guidance for fair value requires maximizing the use of observable inputs and minimizing the use of unobservable inputs in determining fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The interest rate swap derivative is the only asset/liability of the Trust that is measured and reported at fair value on a recurring basis in the financial statements. Because the interest rate swap held by the Trust is not an exchange-traded derivative, quoted market prices are not readily available. The Trust obtains the fair value measurement of the derivative from the derivative counterparty, which determines the fair value based on the net present value of expected future cash flows calculated using observable market inputs, such as interest rate yield curves and current market interest rates.

The Trust performs independent validation procedures to corroborate the fair value measures obtained from the derivative counterparty using pricing models based on observable market inputs. Accordingly, the valuation technique for the interest rate swap is classified as Level 2.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following fair value hierarchy table presents information about the Trust’s assets and liabilities measured and reported at fair value on a recurring basis at December 31, 2013 and December 31, 2012.

	December 31,
	2013				2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$2,659,203	$—	$2,659,203	$—	$4,328,016	$—	$4,328,016

Transfers Between Level 1 and Level 2

There were no transfers between Levels 1 and 2 during 2013 or 2012.

Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Trust did not have any assets or liabilities measured at fair value on a recurring basis using Level 3 valuation techniques at December 31, 2013 or 2012.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Trust did not have any assets or liabilities measured at fair value on a nonrecurring basis during 2013 or 2012.

Fair Value of Financial Instruments

The tables below present the carrying value, fair value and fair value hierarchy of financial instruments, whether or not they are measured and reported at fair value on Trust’s balance sheets at December 31, 2013 and 2012.

	December 31, 2013
	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Interest receivable — KEPCO	$120,100	$120,100	$—	$120,100	$—
Interest receivable — swap counterparty	6,624	6,624	—	6,624	—
Notes receivable	18,440,000	20,955,745	—	—	20,955,745

Financial liabilities:
Servicer fees payable	$1,470	$1,470	$—	$1,470	$—
Interest payable — Grantor Trust Certificates	6,624	6,624	—	6,624	—
Interest payable — swap counterparty	118,630	118,630	—	118,630	—
Rural Electric Cooperative Grantor Trust Certificates	18,440,000	18,440,000	—	18,440,000	—
Derivative liability	2,659,203	2,659,203	—	2,659,203	—

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2012
	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Interest receivable — KEPCO	$147,302	$147,302	$—	$147,302	$—
Interest receivable — swap counterparty	5,022	5,022	—	5,022	—
Notes receivable	23,240,000	27,204,777	—	—	27,204,777

Financial liabilities:
Servicer fees payable	$1,803	$1,803	$—	$1,803	$—
Interest payable — Grantor Trust Certificates	5,022	5,022	—	5,022	—
Interest payable — swap counterparty	145,499	145,499	—	145,499	—
Rural Electric Cooperative Grantor Trust Certificates	23,240,000	23,240,000	—	23,240,000
Derivative liability	4,328,016	4,328,016	—	4,328,016	—

Below is a summary of the valuation techniques used in estimating the fair value amounts of the financial instruments of the Trust at December 31, 2013 and 2012. As required under the accounting guidance for fair value, the valuation techniques have used quoted market prices and maximized the observable inputs whenever possible and minimized the use of unobservable inputs.

Interest Receivable — KEPCO and Swap Counterparty

The carrying amounts of interest receivable approximate fair value because of the relatively short period of time between their accrual and expected receipt of payment.

Notes Receivable

The fair value for notes receivable is estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Notes receivable are categorized in Level 3 of the fair value hierarchy.

Servicer Fees Payable

The carrying amount of servicer fees payable approximates fair value because of the relatively short period of time between their accrual and expected payment.

Interest Payable — Grantor Trust Certificates and Swap Counterparty

The carrying amounts of interest payable approximate fair value because of the relatively short period of time between their accrual and expected payment.

Rural Electric Cooperative Grantor Trust Certificates

The Series 1997 Trust Certificates pay a variable rate of interest that is reset weekly, and as such are considered to be carried at fair value. Rural Electric Cooperative Grantor Trust Certificates are categorized in Level 2 of the fair value hierarchy.

Derivative Liability

As noted above, the fair value of the derivative is obtained from the derivative counterparty, which determines the fair value based on the net present value of expected future cash flows calculated using observable market inputs, such as interest rate yield curves and current market interest rates, and is categorized in Level 2 of the fair value hierarchy.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of Independent Registered Public Accounting Firm

As previously disclosed in the Trust’s Current Report on Form 8-K filed on November 18, 2013, on November 12, 2013, the Audit Committee of CFC, as servicer for the Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997, approved the dismissal of Deloitte and Touche LLP (“Deloitte”) as the Trust’s independent registered public accounting firm.

Deloitte was notified of this action on November 15, 2013. Deloitte’s report on the Trust’s financial statements as of and for the years ended December 31, 2012 and 2011 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2012 and 2011, and through November 12, 2013, the date of Deloitte’s dismissal, (i) there were no disagreements between the Company and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreement in its reports on the financial statements for such years, and (ii) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Engagement of New Independent Registered Public Accounting Firm

As previously disclosed in the Trust’s current report on Form 8-K filed on December 16, 2013, on December 10, 2013, the Audit Committee of CFC, as servicer for the Rural Electric Cooperative Grantor Trust (KEPCO) Series 1997, approved the appointment of KPMG LLP (“KPMG”) as the Trust’s independent registered public accounting firm to perform independent audit services for the year ended December 31, 2013. During the years ended December 31, 2012 and 2011, and in the period through December 10, 2013, neither CFC, nor anyone on its behalf, consulted KPMG on any matters or events set forth in Item 304(a)(1)(v) of Regulation S-K.

The Audit Committee has approved the audit services that KPMG provides the Trust in accordance with applicable SEC independence rules.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Not applicable.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.	Principal Accountant Fees and Services

Not applicable.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial Statements and Report of Independent Registered Public Accounting Firm

The financial statements required to be filed in this Form 10-K are included in “Part II, Item 8.”

(2)	Financial Statement Schedules

None.

(3)	Exhibits

Exhibit No.	Description

4.1	Form of Trust Agreement, including the form of Rural Electric Cooperative Grantor Trust Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 [No. 333-25029]).

4.2	First Amendment to Trust Agreement (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1 [No. 333-25029]).

10.1	Loan Agreement dated as of February 15, 1988 between National Rural Utilities Cooperative Finance Corporation (“CFC”) and the Cooperative (including form of Note and Guarantee) (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 [No. 33-16789 filed on August 27, 1987]).

10.2	First Amendment to Loan Agreement (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 [No. 333-25029]).

10.3	Loan Guarantee and Servicing Agreement, dated as of February 15, 1988, among the Administrator of the RUS, the Cooperative, the Servicer, the Lender and the Trustee (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 [No. 33-16789 filed on August 27, 1987]).

10.4	First Amendment to Loan Guarantee and Servicing Agreement (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 [No. 333-25029]).

Exhibit No.	Description
10.5	Remarketing Agreement (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 [No. 333-25029]).

10.6	Swap Agreement (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 [No. 333-25029]).

10.7	Liquidity Protection (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 [No. 333-25029]).

10.8	Form of Standby Certificate Purchase Agreement (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 [No. 333-25029]).

12*	Computation of Ratio of Earnings to Fixed Charges.

99*	JP Morgan Chase & Co. (successor to Morgan Guaranty Trust Co. of NY) and Morgan Guaranty Trust Company of New York (Swap Counterparty) Financial Information.

31.1*	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a document being filed with this Report.

† Indicates a document that is furnished with this Report, which shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section.

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

By: NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION, as Servicer

Date: March 10, 2014	/s/ SHELDON C. PETERSEN
Sheldon C. Petersen
Governor & Chief Executive Officer

