Form 10-K
period 2014-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST KEPCO SERIES 1997
filed 2015-03-09
CIK 1058926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to ______

Commission File Number: 333-25029
__________________________

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST
(KEPCO) SERIES 1997
(Exact name of registrant as specified in its charter)
__________________________

New York	36-7233686
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

20701 Cooperative Way, Dulles, Virginia	20166
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (703) 467-1800
__________________________
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
__________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐      No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer   ☒    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒
The Registrant has no common or voting stock.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee of
Rural Electric Cooperative Grantor Trust
(KEPCO) Series 1997
Dulles, Virginia

We have audited the accompanying balance sheets of Rural Electric Cooperative Grantor Trust (“KEPCO”) Series 1997 (the “Trust”) as of December 31, 2014 and 2013, and the related statements of comprehensive income, changes in deficit, and cash flows for each of the years in the two-year period ended December 31, 2014. These financial statements are the responsibility of the Trust’s Servicer. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principle

/s/ KPMG LLP

McLean, Virginia
March 9, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee of
Rural Electric Cooperative Grantor Trust
(KEPCO) Series 1997
Dulles, Virginia

We have audited the balance sheet of Rural Electric Cooperative Grantor Trust (“KEPCO”) Series 1997 (the “Trust”) as of December 31, 2012, and the accompanying related statements of comprehensive income, changes in deficit and cash flows for the year ended December 31, 2012. The financial statements are the responsibility of the Trust’s Servicer. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 5, 2013

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

BALANCE SHEETS

	December 31,
	2014	2013
Assets:
Interest receivable - KEPCO	$89,944	$120,100
Interest receivable - swap counterparty	4,975	6,624
Notes receivable	13,140,000	18,440,000
Total assets	$13,234,919	$18,566,724

Liabilities:
Servicer fees payable	$1,101	$1,470
Interest payable - Grantor Trust Certificates	4,975	6,624
Interest payable - swap counterparty	88,843	118,630
Rural Electric Cooperative Grantor Trust Certificates	13,140,000	18,440,000
Derivative liability	1,464,766	2,659,203
Total liabilities	14,699,685	21,225,927

Commitments and contingencies

Deficit:
Accumulated deficit	(1,654,565)	(2,997,177)
Accumulated other comprehensive income	189,799	337,974
Total deficit	(1,464,766)	(2,659,203)
Total liabilities and deficit	$13,234,919	$18,566,724

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012

Revenues:
Interest income from notes receivable	$1,381,873	$1,748,323	$2,082,599
Total revenues	1,381,873	1,748,323	2,082,599

Expenses:
Interest expense to certificateholders	97,103	60,883	86,104
Servicer fees	16,916	21,402	25,495
Total expenses	114,019	82,285	111,599
Derivative gain (loss), net	74,758	189,520	(346,673)
Net income	$1,342,612	$1,855,558	$1,624,327

Other comprehensive income (loss):
Reclassification of derivative cumulative transition gain to net income	(148,175)	(186,745)	(221,298)
Other comprehensive loss	(148,175)	(186,745)	(221,298)
Total comprehensive income	$1,194,437	$1,668,813	$1,403,029

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

STATEMENTS OF CHANGES IN DEFICIT

		Accumulated
		Other
	Accumulated	Comprehensive	Total
	Deficit	Income	Deficit
Balance at December 31, 2011	$(6,477,062)	$746,017	$(5,731,045)
Comprehensive income:
Net income	1,624,327	—	1,624,327
Reclassification of derivative cumulative transition gain to net income	—	(221,298)	(221,298)
Comprehensive income	1,624,327	(221,298)	1,403,029
Balance at December 31, 2012	$(4,852,735)	$524,719	$(4,328,016)
Comprehensive income:
Net income	1,855,558	—	1,855,558
Reclassification of derivative cumulative transition gain to net income	—	(186,745)	(186,745)
Comprehensive income	1,855,558	(186,745)	1,668,813
Balance at December 31, 2013	$(2,997,177)	$337,974	$(2,659,203)
Comprehensive income:
Net income	1,342,612	—	1,342,612
Reclassification of derivative cumulative transition gain to net income	—	(148,175)	(148,175)
Comprehensive income	1,342,612	(148,175)	1,194,437
Balance at December 31, 2014	$(1,654,565)	$189,799	$(1,464,766)

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$1,342,612	$1,855,558	$1,624,327
Adjustments to reconcile net income to net cash provided by operating activities:
Reclassification of derivative cumulative transition gain to net income	(148,175)	(186,745)	(221,298)
Decrease in interest receivable - KEPCO	30,156	27,202	24,479
(Increase) decrease in interest receivable - swap counterparty	1,649	(1,602)	3,018
Decrease in servicer fees payable	(369)	(333)	(300)
Increase (decrease) in interest payable - Grantor Trust Certificates	(1,649)	1,602	(3,018)
Decrease in interest payable - swap counterparty	(29,787)	(26,869)	(24,179)
Decrease in derivative liability	(1,194,437)	(1,668,813)	(1,403,029)
Net cash provided by operating activities	—	—	—

Cash flows from investing activities:
Proceeds from principal payments on notes receivable	5,300,000	4,800,000	4,300,000
Net cash provided by investing activities	5,300,000	4,800,000	4,300,000

Cash flows from financing activities:
Principal payments to certificateholders	(5,300,000)	(4,800,000)	(4,300,000)
Net cash used in financing activities	(5,300,000)	(4,800,000)	(4,300,000)
Net change in cash	—	—	—
Cash at beginning of year	—	—	—
Cash at end of year	$—	$—	$—

Supplemental cash flow information:
Cash payments of interest expense to certificateholders	$98,751	$59,281	$89,122

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

Swap Agreement

The Trust also holds certain rights the Cooperative assigned to the Trust under an interest rate swap agreement (the “Swap Agreement”). The Swap Agreement was entered into to hedge the interest rate exposure associated with the fixed-rate 1997 Notes and a variable-rate obligation. The counterparty to the Swap Agreement is JP Morgan Chase & Co. (“JP Morgan”), successor to Morgan Guaranty Trust Company of New York. Pursuant to the Swap Agreement, the Trust pays to JP Morgan a fixed rate of interest on the outstanding notional amount, and JP Morgan pays the Trust a variable rate of interest on the outstanding notional amount. The structure is designed such that the interest amounts paid by the Cooperative to the Trust are the same amounts paid to JP Morgan, pursuant to the Swap Agreement, plus the amounts payable to CFC, as servicer. The amounts paid by JP Morgan to the Trust under the Swap Agreement are the same as the interest payable by the Trust to the holders of the Series 1997 Certificates.

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

Trustee

Effective September 2, 2004, U. S. Bank Trust National Association (“U.S. Bank Trust”) replaced Bank One as Trustee.

Servicer

CFC is the servicer of the Trust ( the "Servicer") and is paid a servicing fee of 9.30 basis points under the Loan Guarantee and Servicing Agreement dated as of February 15, 1988, as amended (the “Guarantee and Servicing Agreement”). CFC, however, no longer holds a retained interest in the Trust. No delinquency in payment under either the 1997 Notes, the Guarantee or the

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS

Swap Agreement has occurred and no event of servicing termination, or, to the best of the Servicer's knowledge, event that with notice or lapse of time or both would become an event of servicing termination, has occurred and is continuing.

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

Grantor Trust Certificates

The Trust accrues and recognizes interest expense on the Series 1997 Certificates as incurred.

Servicer Fee Expense

CFC is the depositor of the Trust and acts as Servicer of the 1997 Notes. The Trust accrues and recognizes servicer fee expense based on a rate of 0.093 percent of the outstanding principal balance of the 1997 Notes.

Derivative Instruments and Hedging Activities

The Trust is neither a dealer nor a trader in derivative financial instruments. The Trust entered into an interest rate swap derivative instrument to hedge its interest rate risk exposure related to the 1997 Notes. Derivatives are reported at fair value on the balance sheets. Derivatives in a gain position are recorded as a derivative asset, while derivatives in a loss position are reported as a derivative liability. Changes in fair value and interest accruals on derivatives are recorded as a component of derivative gain (loss), net in the statements of comprehensive income.

The Trust did not have any derivatives in hedge accounting relationships at December 31, 2014 or 2013. The Trust, however, recorded a cumulative derivative transition gain of $4,628,105 in accumulated other comprehensive income (“AOCI”) at January 1, 2001 as a result of the adoption of the derivative accounting guidance that required derivatives to be reported at fair value on the balance sheets. The transition adjustment represents the difference between the carrying amount of the interest rate swap derivative prior to the January 1, 2001 adoption of the derivative accounting guidance and its fair value at the date of initial adoption. The transition gain is being reclassified into earnings and reported in the statement of comprehensive income as a component of derivative gain (loss), net. Cash flows related to the interest rate swap are classified in operating activities in the statements of cash flows.

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

NOTE 2—GRANTOR TRUST CERTIFICATES

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS

Each Series 1997 Certificate represents an undivided fractional interest in the Trust. The Series1997 Certificates are subject to redemption by the Cooperative, through the Trust, at any time based on the remaining principal amount plus accrued interest. In the event of a continuing default, the RUS, as guarantor, may prepay or purchase the 1997 Notes at that time.

The principal payments received on the 1997 Notes from the Cooperative coincide with the payments due to the holders of the Series 1997 Certificates. Principal payments on the Series 1997 Certificates began in 1998 and extend over a period of twenty years. Principal payments due each fiscal year through maturity of the 1997 Notes in fiscal year 2017 are presented below.

Due	Amount

2015	$5,900,000
2016	4,000,000
2017	3,240,000
$13,140,000

NOTE 3—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, the Trust adopted the accounting guidance which required that derivatives be recorded on the balance sheet at fair value. At adoption, the Trust had an interest rate swap agreement that had been entered into to hedge the interest rate exposure associated with the fixed-rate 1997 Notes and a variable-rate obligation. As noted above in “Note 1-Summary of Significant Accounting Policies,” the Trust recorded a cumulative derivative transition gain of $4,628,105 in AOCI upon adoption of the derivative accounting guidance. The interest rate swap was not designated as a qualifying hedge for accounting purposes on January 1, 2001, and has not been designated as a qualifying hedge since that date. Therefore, all changes in the fair value of the interest rate swap subsequent to January 1, 2001 have been recorded in the statements of comprehensive income as a component of derivative gain (loss), net.

The table below summarizes the outstanding notional amount and fair value of the swap at December 31, 2014 and 2013. The Swap Agreement, which is with a highly rated counterparty, contains master netting arrangements as part of the International Swaps and Derivatives Association (“ISDA”). The Swap Agreement does not require collateral posting.

	December 31,
	2014			2013
	Notional	Derivatives at Fair Value		Notional	Derivatives at Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
Derivatives not designated as accounting hedges:
Interest rate swaps	$13,140,000	$—	$1,464,766	$18,440,000	$—	$2,659,203
Total derivatives	$13,140,000	$—	$1,464,766	$18,440,000	$—	$2,659,203

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS

The table below displays the components of derivative gain (loss), net presented in the statements of comprehensive income.

	Year Ended December 31,
	2014	2013	2012
Derivative settlement interest income (expense):
Receive-variable leg of interest rate swap	$97,103	$60,883	$86,104
Pay-fixed leg of interest rate swap	(1,364,957)	(1,726,921)	(2,057,104)
Derivative settlement interest expense, net(1)	(1,267,854)	(1,666,038)	(1,971,000)
Change in derivative fair value, net(2)	1,194,437	1,668,813	1,403,029
Reclassification of cumulative derivative transition gain to net income(3)	148,175	186,745	221,298
Derivative gain (loss), net	$74,758	$189,520	$(346,673)
_____________________
(1) Represents the net accrued interest amounts received from/(paid to) the swap counterparty.
(2) Represents the change in the fair value of the interest rate swaps, excluding interest accruals.
(3) Represents reclassification of cumulative derivative transition gain from AOCI to earnings.

The remaining cumulative derivative transition gain of $189,799 at December 31, 2014 will continue to be reclassified from AOCI into earnings over the remaining life of the interest rate swap, which matures on December 4, 2017. A total of $105,587 is expected to be reclassified over the next twelve months.

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

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS

The Trust performs independent validation procedures to corroborate the fair value measures obtained from the derivative counterparty using pricing models based on observable market inputs. Accordingly, the valuation technique for the interest rate swap is classified as Level 2.

The following fair value hierarchy table presents information about the Trust’s assets and liabilities measured and reported at fair value on a recurring basis at December 31, 2014 and December 31, 2013.

	December 31,
	2014				2013
	Leve1 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$1,464,766	$—	$1,464,766	$—	$2,659,203	$—	$2,659,203

Transfers Between Level 1 and Level 2

There were no transfers between Levels 1 and 2 during fiscal years 2014 or 2013.

Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Trust did not have any assets or liabilities measured at fair value on a recurring basis using Level 3 valuation techniques at December 31, 2014 or 2013.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Trust did not have any assets or liabilities measured at fair value on a nonrecurring basis during fiscal years 2014 or 2013.

Fair Value of Financial Instruments

The tables below present the carrying value, fair value and fair value hierarchy of financial instruments, whether or not they are measured and reported at fair value on the Trust’s balance sheets at December 31, 2014 and 2013.

	December 31, 2014
	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Interest receivable - KEPCO	$89,944	$89,944	$—	$89,944	$—
Interest receivable - swap counterparty	4,975	4,975	—	4,975	—
Notes receivable	13,140,000	14,513,805	—	—	14,513,805

Financial liabilities:
Servicer fees payable	$1,101	$1,101	$—	$1,101	$—
Interest payable - Grantor Trust Certificates	4,975	4,975	—	4,975	—
Interest payable - swap counterparty	88,843	88,843	—	88,843	—
Rural Electric Cooperative Grantor Trust Certificates	13,140,000	13,140,000	—	13,140,000	—
Derivative liability	1,464,766	1,464,766	—	1,464,766	—

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS

	December 31, 2013
	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Interest receivable - KEPCO	$120,100	$120,100	$—	$120,100	$—
Interest receivable - swap counterparty	6,624	6,624	—	6,624	—
Notes receivable	18,440,000	20,955,745	—	—	20,955,745

Financial liabilities:
Servicer fees payable	$1,470	$1,470	$—	$1,470	$—
Interest payable - Grantor Trust Certificates	6,624	6,624	—	6,624	—
Interest payable - swap counterparty	118,630	118,630	—	118,630	—
Rural Electric Cooperative Grantor Trust Certificates	18,440,000	18,440,000	—	18,440,000	—
Derivative liability	2,659,203	2,659,203	—	2,659,203	—

Below is a summary of the valuation techniques used in estimating the fair value amounts of the financial instruments of the Trust at December 31, 2014 and 2013. As required under the accounting guidance for fair value, the valuation techniques have used quoted market prices and maximized the observable inputs whenever possible and minimized the use of unobservable inputs.

Interest Receivable - KEPCO and Swap Counterparty

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

Interest Payable - Grantor Trust Certificates and Swap Counterparty

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

Not applicable.

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
________________
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

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

By: NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION, as Servicer

Date: March 9, 2015	/s/ SHELDON C. PETERSEN Sheldon C. Petersen Governor & Chief Executive Officer