Form 10-K
period 2015-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST KEPCO SERIES 1997
filed 2016-03-09
CIK 1058926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee of
Rural Electric Cooperative Grantor Trust
(KEPCO) Series 1997
Dulles, Virginia

We have audited the accompanying balance sheets of Rural Electric Cooperative Grantor Trust (“KEPCO”) Series 1997 (the “Trust”) as of December 31, 2015 and 2014, and the related statements of comprehensive income, changes in deficit, and cash flows for each of the years in the three-year period ended December 31, 2015. These financial statements are the responsibility of the Trust’s Servicer. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

McLean, Virginia
March 9, 2016

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

BALANCE SHEETS

	December 31,
	2015	2014
Assets:
Interest receivable - KEPCO	$56,475	$89,944
Interest receivable - swap counterparty	3,586	4,975
Notes receivable	7,240,000	13,140,000
Total assets	$7,300,061	$13,234,919

Liabilities:
Servicer fees payable	$725	$1,101
Interest payable - Grantor Trust Certificates	3,586	4,975
Interest payable - swap counterparty	55,750	88,843
Rural Electric Cooperative Grantor Trust Certificates	7,240,000	13,140,000
Derivative liability	630,227	1,464,766
Total liabilities	7,930,288	14,699,685

Commitments and contingencies

Deficit:
Accumulated deficit	(714,439)	(1,654,565)
Accumulated other comprehensive income	84,212	189,799
Total deficit	(630,227)	(1,464,766)
Total liabilities and deficit	$7,300,061	$13,234,919

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013

Revenues:
Interest income from notes receivable	$977,080	$1,381,873	$1,748,323
Total revenues	977,080	1,381,873	1,748,323

Expenses:
Interest expense to certificateholders	39,922	97,103	60,883
Servicer fees	11,995	16,916	21,402
Total expenses	51,917	114,019	82,285
Derivative gain, net	14,963	74,758	189,520
Net income	$940,126	$1,342,612	$1,855,558

Other comprehensive income (loss):
Reclassification of derivative cumulative transition gain to net income	(105,587)	(148,175)	(186,745)
Other comprehensive loss	(105,587)	(148,175)	(186,745)
Total comprehensive income	$834,539	$1,194,437	$1,668,813

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

STATEMENTS OF CHANGES IN DEFICIT

		Accumulated
		Other
	Accumulated	Comprehensive	Total
	Deficit	Income	Deficit
Balance at December 31, 2012	$(4,852,735)	$524,719	$(4,328,016)
Comprehensive income:
Net income	1,855,558	—	1,855,558
Reclassification of derivative cumulative transition gain to net income	—	(186,745)	(186,745)
Total Comprehensive income	1,855,558	(186,745)	1,668,813
Balance at December 31, 2013	$(2,997,177)	$337,974	$(2,659,203)
Comprehensive income:
Net income	1,342,612	—	1,342,612
Reclassification of derivative cumulative transition gain to net income	—	(148,175)	(148,175)
Total Comprehensive income	1,342,612	(148,175)	1,194,437
Balance at December 31, 2014	$(1,654,565)	$189,799	$(1,464,766)
Comprehensive income:
Net income	940,126	—	940,126
Reclassification of derivative cumulative transition gain to net income	—	(105,587)	(105,587)
Total Comprehensive income	940,126	(105,587)	834,539
Balance at December 31, 2015	$(714,439)	$84,212	$(630,227)

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$940,126	$1,342,612	$1,855,558
Adjustments to reconcile net income to net cash provided by operating activities:
Reclassification of derivative cumulative transition gain to net income	(105,587)	(148,175)	(186,745)
Decrease in interest receivable - KEPCO	33,469	30,156	27,202
(Increase) decrease in interest receivable - swap counterparty	1,389	1,649	(1,602)
Decrease in servicer fees payable	(376)	(369)	(333)
Increase (decrease) in interest payable - Grantor Trust Certificates	(1,389)	(1,649)	1,602
Decrease in interest payable - swap counterparty	(33,093)	(29,787)	(26,869)
Decrease in derivative liability	(834,539)	(1,194,437)	(1,668,813)
Net cash provided by operating activities	—	—	—

Cash flows from investing activities:
Proceeds from principal payments on notes receivable	5,900,000	5,300,000	4,800,000
Net cash provided by investing activities	5,900,000	5,300,000	4,800,000

Cash flows from financing activities:
Principal payments to certificateholders	(5,900,000)	(5,300,000)	(4,800,000)
Net cash used in financing activities	(5,900,000)	(5,300,000)	(4,800,000)
Net change in cash	—	—	—
Cash at beginning of year	—	—	—
Cash at end of year	$—	$—	$—

Supplemental cash flow information:
Cash payments of interest expense to certificateholders	$41,311	$98,751	$59,281

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

The Trust did not have any derivatives in hedge accounting relationships at December 31, 2015 or 2014. The Trust, however, recorded a cumulative derivative transition gain of $4,628,105 in accumulated other comprehensive income (“AOCI”) at January 1, 2001 as a result of the adoption of the derivative accounting guidance that required derivatives to be reported at fair value on the balance sheets. The transition adjustment represents the difference between the carrying amount of the interest rate swap derivative prior to the January 1, 2001 adoption of the derivative accounting guidance and its fair value at the date of initial adoption. The transition gain is being reclassified into earnings and reported in the statement of comprehensive income as a component of derivative gain (loss), net. Cash flows related to the interest rate swap are classified in operating activities in the statements of cash flows.

Comprehensive Income

Comprehensive income for the Trust consists of net income (loss) plus the impact of the reclassification into income of the cumulative derivative transition gain related to the transition adjustment recorded upon the January 1, 2001 adoption of the derivative accounting guidance.

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

Due	Amount

2016	$4,000,000
2017	3,240,000
$7,240,000

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

The table below summarizes the outstanding notional amount and fair value of the swap at December 31, 2015 and 2014. The Swap Agreement, which is with a highly rated counterparty, contains master netting arrangements as part of the International Swaps and Derivatives Association (“ISDA”). The Swap Agreement does not require collateral posting.

	December 31,
	2015			2014
	Notional	Derivatives at Fair Value		Notional	Derivatives at Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
Derivatives not designated as accounting hedges:
Interest rate swaps	$7,240,000	$—	$630,227	$13,140,000	$—	$1,464,766
Total derivatives	$7,240,000	$—	$630,227	$13,140,000	$—	$1,464,766

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS

The table below displays the components of derivative gain (loss), net presented in the statements of comprehensive income.

	Year Ended December 31,
	2015	2014	2013
Derivative settlement interest income (expense):
Receive-variable leg of interest rate swap	$39,922	$97,103	$60,883
Pay-fixed leg of interest rate swap	(965,085)	(1,364,957)	(1,726,921)
Derivative settlement interest expense, net(1)	(925,163)	(1,267,854)	(1,666,038)
Change in derivative fair value, net(2)	834,539	1,194,437	1,668,813
Reclassification of cumulative derivative transition gain to net income(3)	105,587	148,175	186,745
Derivative gain, net	$14,963	$74,758	$189,520
_____________________
(1) Represents the net accrued interest amounts received from/(paid to) the swap counterparty.
(2) Represents the change in the fair value of the interest rate swaps, excluding interest accruals.
(3) Represents reclassification of cumulative derivative transition gain from AOCI to earnings.

The remaining cumulative derivative transition gain of $84,212 at December 31, 2015 will continue to be reclassified from AOCI into earnings over the remaining life of the interest rate swap, which matures on December 4, 2017. A total of $58,177 is expected to be reclassified over the next twelve months.

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

The following fair value hierarchy table presents information about the Trust’s assets and liabilities measured and reported at fair value on a recurring basis at December 31, 2015 and 2014.

	December 31,
	2015				2014
	Leve1 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$630,227	$—	$630,227	$—	$1,464,766	$—	$1,464,766

Transfers Between Level 1 and Level 2

There were no transfers between Levels 1 and 2 during fiscal years 2015 or 2014.

Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Trust did not have any assets or liabilities measured at fair value on a recurring basis using Level 3 valuation techniques at December 31, 2015 or 2014.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Trust did not have any assets or liabilities measured at fair value on a nonrecurring basis during fiscal years 2015 or 2014.

Fair Value of Financial Instruments

The tables below present the carrying value, fair value and fair value hierarchy of financial instruments, whether or not they are measured and reported at fair value on the Trust’s balance sheets at December 31, 2015 and 2014.

	December 31, 2015
	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Interest receivable - KEPCO	$56,475	$56,475	$—	$56,475	$—
Interest receivable - swap counterparty	3,586	3,586	—	3,586	—
Notes receivable	7,240,000	7,794,690	—	—	7,794,690

Financial liabilities:
Servicer fees payable	$725	$725	$—	$725	$—
Interest payable - Grantor Trust Certificates	3,586	3,586	—	3,586	—
Interest payable - swap counterparty	55,750	55,750	—	55,750	—
Rural Electric Cooperative Grantor Trust Certificates	7,240,000	7,240,000	—	7,240,000	—
Derivative liability	630,227	630,227	—	630,227	—

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS

	December 31, 2014
	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Interest receivable - KEPCO	$89,944	$89,944	$—	$89,944	$—
Interest receivable - swap counterparty	4,975	4,975	—	4,975	—
Notes receivable	13,140,000	14,513,805	—	—	14,513,805

Financial liabilities:
Servicer fees payable	$1,101	$1,101	$—	$1,101	$—
Interest payable - Grantor Trust Certificates	4,975	4,975	—	4,975	—
Interest payable - swap counterparty	88,843	88,843	—	88,843	—
Rural Electric Cooperative Grantor Trust Certificates	13,140,000	13,140,000	—	13,140,000	—
Derivative liability	1,464,766	1,464,766	—	1,464,766	—

Below is a summary of the valuation techniques used in estimating the fair value amounts of the financial instruments of the Trust at December 31, 2015 and 2014. As required under the accounting guidance for fair value, the valuation techniques have used quoted market prices and maximized the observable inputs whenever possible and minimized the use of unobservable inputs.

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

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

By: NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION, as Servicer

Date: March 9, 2016	/s/ SHELDON C. PETERSEN Sheldon C. Petersen Governor & Chief Executive Officer