Form 10-K
period 2016-12-31
RURAL ELECTRIC COOPERATIVE GRANTOR TRUST KEPCO SERIES 1997
filed 2017-03-09
CIK 1058926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee of
Rural Electric Cooperative Grantor Trust
(KEPCO) Series 1997
Dulles, Virginia

We have audited the accompanying balance sheets of Rural Electric Cooperative Grantor Trust (“KEPCO”) Series 1997 (the “Trust”) as of December 31, 2016 and 2015, and the related statements of comprehensive income, changes in deficit, and cash flows for each of the years in the three-year period ended December 31, 2016. These financial statements are the responsibility of the Trust’s Servicer. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 1 to the financial statements, the Trust will commence winding up upon the maturity of the notes receivable and Rural Electric Cooperative Grantor Trust Certificates. The notes receivable and Rural Electric Cooperative Grantor Trust Certificates both mature in 2017. The Trust has no mandatory liquidation date. However, the Servicer of the Trust expects to liquidate the remaining assets in the ordinary course of business. The financial statements do not include any adjustments that might result from the outcome of those actions. Our opinion is not modified with respect to this matter.

/s/ KPMG LLP

McLean, Virginia
March 9, 2017

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

BALANCE SHEETS

	December 31,
	2016	2015
Assets:
Interest receivable - KEPCO	$27,746	$56,475
Interest receivable - swap counterparty	3,074	3,586
Notes receivable	3,240,000	7,240,000
Total assets	$3,270,820	$7,300,061

Liabilities:
Servicer fees payable	$340	$725
Interest payable - Grantor Trust Certificates	3,074	3,586
Interest payable - swap counterparty	27,406	55,750
Rural Electric Cooperative Grantor Trust Certificates	3,240,000	7,240,000
Derivative liability	179,804	630,227
Total liabilities	3,450,624	7,930,288

Commitments and contingencies

Deficit:
Accumulated deficit	(205,839)	(714,439)
Accumulated other comprehensive income	26,035	84,212
Total deficit	(179,804)	(630,227)
Total liabilities and deficit	$3,270,820	$7,300,061

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014

Revenues:
Interest income from notes receivable	$536,517	$977,080	$1,381,873
Total revenues	536,517	977,080	1,381,873

Expenses:
Interest expense to certificateholders	62,487	39,922	97,103
Servicer fees	6,568	11,995	16,916
Total expenses	69,055	51,917	114,019
Derivative gain	41,138	14,963	74,758
Net income	$508,600	$940,126	$1,342,612

Other comprehensive income (loss):
Reclassification of derivative cumulative transition gain to net income	(58,177)	(105,587)	(148,175)
Other comprehensive loss	(58,177)	(105,587)	(148,175)
Total comprehensive income	$450,423	$834,539	$1,194,437

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

STATEMENTS OF CHANGES IN DEFICIT

		Accumulated
		Other
	Accumulated	Comprehensive	Total
	Deficit	Income	Deficit
Balance at December 31, 2013	$(2,997,177)	$337,974	$(2,659,203)
Comprehensive income:
Net income	1,342,612	—	1,342,612
Reclassification of derivative cumulative transition gain to net income	—	(148,175)	(148,175)
Total comprehensive income	1,342,612	(148,175)	1,194,437
Balance at December 31, 2014	$(1,654,565)	$189,799	$(1,464,766)
Comprehensive income:
Net income	940,126	—	940,126
Reclassification of derivative cumulative transition gain to net income	—	(105,587)	(105,587)
Total comprehensive income	940,126	(105,587)	834,539
Balance at December 31, 2015	$(714,439)	$84,212	$(630,227)
Comprehensive income:
Net income	508,600	—	508,600
Reclassification of derivative cumulative transition gain to net income	—	(58,177)	(58,177)
Total comprehensive income	508,600	(58,177)	450,423
Balance at December 31, 2016	$(205,839)	$26,035	$(179,804)

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$508,600	$940,126	$1,342,612
Adjustments to reconcile net income to net cash provided by operating activities:
Reclassification of derivative cumulative transition gain to net income	(58,177)	(105,587)	(148,175)
Decrease in interest receivable — KEPCO	28,729	33,469	30,156
Decrease in interest receivable — swap counterparty	512	1,389	1,649
Decrease in servicer fees payable	(385)	(376)	(369)
Decrease in interest payable — Grantor Trust Certificates	(512)	(1,389)	(1,649)
Decrease in interest payable — swap counterparty	(28,344)	(33,093)	(29,787)
Decrease in derivative liability	(450,423)	(834,539)	(1,194,437)
Net cash provided by operating activities	—	—	—

Cash flows from investing activities:
Proceeds from principal payments on notes receivable	4,000,000	5,900,000	5,300,000
Net cash provided by investing activities	4,000,000	5,900,000	5,300,000

Cash flows from financing activities:
Principal payments to certificateholders	(4,000,000)	(5,900,000)	(5,300,000)
Net cash used in financing activities	(4,000,000)	(5,900,000)	(5,300,000)
Net change in cash	—	—	—
Cash at beginning of year	—	—	—
Cash at end of year	$—	$—	$—

Supplemental cash flow information:
Interest expense payments to certificateholders	$62,999	$41,311	$98,751

The accompanying notes are an integral part of these financial statements.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Trust

Rural Electric Cooperative Grantor Trust (“KEPCO”) Series 1997 (the “Trust”) was formed under a Trust Agreement dated December 20, 1996.

Trust Assets

The assets of the Trust consist of lender loan notes (the “1997 Notes”) bearing interest at 7.597 percent and maturing in 2017. The 1997 Notes originated from a transaction whereby National Rural Utilities Cooperative Finance Corporation (“CFC”) refinanced loans from the Federal Financing Bank, guaranteed by the Rural Utilities Service (“RUS”) and, in exchange, CFC received from Kansas Electric Power Cooperative, Inc. (the “Cooperative”) the 1997 Notes. CFC subsequently placed the 1997 Notes into two trusts, which have since been terminated and replaced by the Trust. The 1997 Notes are guaranteed (the “Guarantee”) as to timely payment of principal and interest by the United States Government (“U.S. Government”), acting through the Administrator of RUS. The General Counsel of the United States Department of Agriculture has issued an opinion that the Guarantee is supported by the full faith and credit of the U.S. Government. The Trust issued certificates of beneficial interests (the “Series 1997 Certificates”) that bear interest at a variable rate and mature in 2017.

The Trust will commence winding up upon the maturity of the 1997 Notes and Series 1997 Certificates, which both mature in 2017. The Trust has no mandatory liquidation date, however, the Servicer of the Trust expects to liquidate remaining assets in the ordinary course of business shortly after maturity of the 1997 Notes and Series 1997 Certificates.

Swap Agreement

The Trust also holds certain rights the Cooperative assigned to the Trust under an interest rate swap agreement (the “Swap Agreement”). The Swap Agreement was entered into to hedge the interest rate exposure associated with the fixed-rate 1997 Notes and a variable-rate obligation. The counterparty to the Swap Agreement is JPMorgan Chase & Co. (“JPMorgan Chase”). Pursuant to the Swap Agreement, the Trust pays to JPMorgan Chase a fixed rate of interest on the outstanding notional amount, and JPMorgan Chase pays the Trust a variable rate of interest on the outstanding notional amount. The structure is designed such that the interest amounts paid by the Cooperative to the Trust are the same amounts paid to JPMorgan Chase, pursuant to the Swap Agreement, plus the amounts payable to CFC, as servicer. The amounts paid by JPMorgan Chase to the Trust under the Swap Agreement are the same as the interest payable by the Trust to the holders of the Series 1997 Certificates.

The initial notional amount of the Swap Agreement, which is not included on the Trust’s balance sheet, was $57,390,000. The notional amount of the Swap Agreement decreases over time in an amount such that the outstanding notional amount is always equal to the outstanding balance of the 1997 Notes and the Series 1997 Certificates. The Swap Agreement terminates on December 4, 2017, but is subject to early termination upon the early redemption of the Series 1997 Certificates.

Liquidity Facility

JPMorgan Chase provides a liquidity facility with respect to the Series 1997 Certificates until such time as all outstanding Series 1997 Certificates have been paid in full. Investors have the right to put the certificates back to the remarketing agent in the event they are unable to resell the certificates. The remarketing agent is Goldman, Sachs & Co.

Trustee

U. S. Bank Trust National Association (“U.S. Bank Trust”) is currently the Trustee.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS

Servicer

CFC is the servicer of the Trust ( the “Servicer”) under the Loan Guarantee and Servicing Agreement dated as of February 15, 1988, as amended (the “Guarantee and Servicing Agreement”). CFC does not hold any retained interests in the Trust. No delinquency in payment under either the 1997 Notes, the Guarantee or the Swap Agreement has occurred and no event of servicing termination, or, to the best of the Servicer's knowledge, event that with notice or lapse of time or both would become an event of servicing termination, has occurred or is continuing.

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

Grantor Trust Certificates

The Trust recognizes interest expense on the Series 1997 Certificates on an accrual basis.

Servicer Fee Expense

The Trust accrues and recognizes servicer fee expense of 9.30 basis points of the outstanding principal balance of the 1997 Notes.

Derivative Instruments and Hedging Activities

The Trust is neither a dealer nor a trader in derivative financial instruments. The Trust entered into an interest rate swap to hedge its interest rate risk exposure related to the 1997 Notes. Derivatives are reported at fair value on the balance sheets. Derivatives in a gain position are recorded as a derivative asset, while derivatives in a loss position are reported as a derivative liability. Changes in fair value of derivatives are recorded as a component of derivative gain (loss) in the statements of comprehensive income.

The Trust did not have any derivatives in hedge accounting relationships at December 31, 2016 or 2015. The Trust recorded a cumulative derivative transition gain of $4,628,105 in accumulated other comprehensive income (“AOCI”) at January 1, 2001 as a result of the adoption of the derivative accounting guidance that required derivatives to be reported at fair value on the balance sheets. The transition adjustment represents the difference between the carrying amount of the interest rate swap derivative prior to the January 1, 2001 adoption of the derivative accounting guidance and its fair value at the date of initial adoption. The transition gain is being reclassified into earnings and reported in the statement of comprehensive income as a component of derivative gain (loss). Cash flows related to the interest rate swap are classified in operating activities in the statements of cash flows.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS

Comprehensive Income

Comprehensive income for the Trust consists of net income (loss) plus the impact of the reclassification into income of the cumulative derivative transition gain related to the transition adjustment recorded upon the January 1, 2001 adoption of the derivative accounting guidance.

NOTE 2—GRANTOR TRUST CERTIFICATES

Each Series 1997 Certificate represents an undivided fractional interest in the Trust. The Series 1997 Certificates are subject to redemption by the Cooperative, through the Trust, at any time based on the remaining principal amount plus accrued interest. In the event of a continuing default, the RUS, as guarantor, may prepay or purchase the 1997 Notes at that time.

The principal payments received on the 1997 Notes from the Cooperative coincide with the payments due to the holders of the Series 1997 Certificates. Principal payments on the Series 1997 Certificates began in 1998 and extend over a period of twenty years. As of December 31, 2016, there is a total of $3,240,000 of principal due in fiscal year 2017 through maturity of the 1997 Notes on December 4, 2017.

NOTE 3—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, the Trust adopted the accounting guidance requiring that derivatives be recorded on the balance sheet at fair value. At adoption, the Trust had an interest rate swap agreement that had been entered into to hedge the interest rate exposure associated with the fixed-rate 1997 Notes and a variable-rate obligation. The interest rate swap was not designated as a qualifying hedge for accounting purposes on January 1, 2001, and has not been designated as a qualifying hedge since that date. Therefore, all changes in the fair value of the interest rate swap subsequent to January 1, 2001 have been recorded in the statements of comprehensive income as a component of derivative gain (loss), net.

The table below summarizes the outstanding notional amount and fair value of the interest rate swap at December 31, 2016 and 2015. The Swap Agreement, which is with a highly rated counterparty, is subject to a master netting arrangement pursuant to the International Swaps and Derivatives Association (“ISDA”). The Swap Agreement does not require collateral posting by either counterparty.

	December 31,
	2016			2015
	Notional	Derivatives at Fair Value		Notional	Derivatives at Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
Derivatives not designated as accounting hedges:
Interest rate swaps	$3,240,000	$—	$179,804	$7,240,000	$—	$630,227
Total derivatives	$3,240,000	$—	$179,804	$7,240,000	$—	$630,227

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS

The table below displays the components of the derivative gain presented in the statements of comprehensive income. Derivative cash settlements represent the net interest amount accrued during a period for interest-rate swap payments. The derivative forward value represents the change in fair value of our interest rate swaps during the reporting period due to changes in expected future interest rates over the remaining life of the interest rate swap.

	Year Ended December 31,
	2016	2015	2014
Derivative cash settlement income (expense):
Receive-variable leg of interest rate swap	$62,487	$39,922	$97,103
Pay-fixed leg of interest rate swap	(529,949)	(965,085)	(1,364,957)
Derivative cash settlement expense	(467,462)	(925,163)	(1,267,854)
Derivative forward value	450,423	834,539	1,194,437
Reclassification of cumulative derivative transition gain from AOCI to net income	58,177	105,587	148,175
Derivative gain	$41,138	$14,963	$74,758

The interest rate swap matures on December 4, 2017. As such, we expect to reclassify the remaining cumulative derivative transition gain of $26,035 at December 31, 2016 from AOCI into earnings during 2017.

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

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities

Level 3:	Unobservable inputs

The accounting guidance for fair value requires maximizing the use of observable inputs and minimizing the use of unobservable inputs in determining fair value.

Fair Value of Financial Instruments

The following table presents the carrying value and fair value for all of the financial instruments of the Trust, including those carried at amortized cost, at December 31, 2016 and 2015. The table also displays the classification within the fair value hierarchy of the valuation technique used in estimating fair value.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS

	December 31, 2016
	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Interest receivable — KEPCO	$27,746	$27,746	$—	$27,746	$—
Interest receivable — swap counterparty	3,074	3,074	—	3,074	—
Notes receivable	3,240,000	3,422,218	—	—	3,422,218

Financial liabilities:
Servicer fees payable	$340	$340	$—	$340	$—
Interest payable — Grantor Trust Certificates	3,074	3,074	—	3,074	—
Interest payable — swap counterparty	27,406	27,406	—	27,406	—
Rural Electric Cooperative Grantor Trust Certificates	3,240,000	3,240,000	—	3,240,000	—
Derivative liability	179,804	179,804	—	179,804	—

	December 31, 2015
	Carrying	Fair	Fair Value Measurements Using
	Value	Value	Level 1	Level 2	Level 3
Financial assets:
Interest receivable — KEPCO	$56,475	$56,475	$—	$56,475	$—
Interest receivable — swap counterparty	3,586	3,586	—	3,586	—
Notes receivable	7,240,000	7,794,690	—	—	7,794,690

Financial liabilities:
Servicer fees payable	$725	$725	$—	$725	$—
Interest payable — Grantor Trust Certificates	3,586	3,586	—	3,586	—
Interest payable — swap counterparty	55,750	55,750	—	55,750	—
Rural Electric Cooperative Grantor Trust Certificates	7,240,000	7,240,000	—	7,240,000	—
Derivative liability	630,227	630,227	—	630,227	—

Following is a description of the valuation methodology used in estimating fair value of the financial instruments of the Trust , the significant inputs and assumptions, if applicable, and the classification within the fair value hierarchy.

Interest Receivable - KEPCO and Swap Counterparty

The carrying amounts of interest receivable approximate fair value because of the relatively short period of time between their accrual and expected receipt of payment.

Notes Receivable

The fair value for notes receivable is estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. This valuation technique is classified as Level 3.

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997
NOTES TO FINANCIAL STATEMENTS

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

Rural Electric Cooperative Grantor Trust Certificates

The Series 1997 Trust Certificates pay a variable rate of interest that is reset weekly, and as such the carrying value approximates fair value. This valuation technique is classified as Level 2.

Derivative Liability

The interest rate swap is accounted for in the balance sheets as a liability measured at fair value. The swap agreement is subject to a master netting agreement pursuant to the ISDA. There is not an active secondary market for this type of interest rate swap. To calculate fair value, a forward interest rate curve is used to determine the projected floating rate cash flows and the discount factors needed to calculate the net present value of each interest payment. A model is used to determine the value of the derivative based on discounted cash flows utilizing observable market inputs. The significant observable market inputs include spot LIBOR rates and market swap rates. Independent validation procedures are used to corroborate the fair value measures obtained from the derivative counterparty. This valuation technique is classified as Level 2.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The interest rate swap is the only asset/liability of the Trust that is measured and reported at fair value on a recurring basis in the financial statements. The following fair value hierarchy table presents information about the Trust’s assets and liabilities measured and reported at fair value on a recurring basis at December 31, 2016 and 2015.

	December 31,
	2016				2015
	Leve1 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$179,804	$—	$179,804	$—	$630,227	$—	$630,227

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Trust did not have any assets or liabilities measured at fair value on a nonrecurring basis during fiscal years 2016 or 2015.

Transfers Between Level 1 and Level 2

There were no transfers between Levels 1 and 2 during fiscal years 2016 or 2015.

Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Trust did not have any assets or liabilities measured at fair value on a recurring basis using Level 3 valuation techniques at December 31, 2016 or 2015.

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

10.4	First Amendment to Loan Guarantee and Servicing Agreement (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 [No. 333-25029]).
10.5	Remarketing Agreement (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 [No. 333-25029]).
10.6	Swap Agreement (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 [No. 333-25029]).
10.7	Liquidity Protection (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 [No. 333-25029]).
10.8	Form of Standby Certificate Purchase Agreement (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1 [No. 333-25029]).
12*	Computation of Ratio of Earnings to Fixed Charges.
99*	JPMorgan Chase & Co. (Swap Counterparty) Financial Information.
31.1*	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
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

RURAL ELECTRIC COOPERATIVE GRANTOR TRUST (KEPCO) SERIES 1997

By: NATIONAL RURAL UTILITIES COOPERATIVE FINANCE CORPORATION, as Servicer

Date: March 9, 2017	/s/ SHELDON C. PETERSEN Sheldon C. Petersen Governor & Chief Executive Officer